Form 10-Q
period 2022-06-30
BlueRiver Acquisition Corp.
filed 2022-08-15
CIK 1831006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 3,240,967 units, 26,309,033 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 8,769,623 warrants were issued and outstanding.

BLUERIVER ACQUISITION CORP.

Form 10-Q

For Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BLUERIVER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$37,290	$562,346
Prepaid expenses	194,188	217,105
Total current assets	231,478	779,451
Investments held in Trust Account	287,657,754	287,520,384
Total Assets	$287,889,232	$288,299,835

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$581,946	$614,027
Accrued expenses	301,500	159,407
Total current liabilities	883,446	773,434
Deferred legal fees	176,982	168,772
Deferred underwriting commissions	10,062,500	10,062,500
Derivative warrant liabilities	1,083,500	5,910,000
Total liabilities	12,206,428	16,914,706

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 shares issued and outstanding at approximately $10.00 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	287,557,754	287,500,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 800,000 non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(11,875,749)	(16,115,670)
Total shareholders' deficit	(11,874,950)	(16,114,871)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$287,889,232	$288,299,835

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$117,402	$201,313	$350,073	$325,590
General and administrative expenses - related party	166,121	130,000	316,121	250,000
Loss from operations	(283,523)	(331,313)	(666,194)	(575,590)
Other income (expenses):
Income from investments held in Trust Account	130,279	6,543	137,369	7,331
Change in fair value of derivative warrant liabilities	1,379,000	(3,250,500)	4,826,500	1,182,000
Offering costs - derivative warrant liabilities	—	—	—	(590,295)
Net income (loss)	$1,225,756	$(3,575,270)	$4,297,675	$23,446

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	29,550,000	29,550,000	29,550,000	24,325,691
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.03	$(0.10)	$0.12	$0.00
Weighted average shares outstanding of Class B ordinary shares, basic	7,187,500	7,187,500	7,187,500	7,021,754
Weighted average shares outstanding of Class B ordinary shares, diluted	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.03	$(0.10)	$0.12	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	800,000	$80	7,187,500	$719	$—	$(16,115,670)	$(16,114,871)
Net income	—	—	—	—	—	3,071,919	3,071,919
Balance - March 31, 2022 (unaudited)	800,000	80	7,187,500	719	—	(13,043,751)	(13,042,952)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(57,754)	(57,754)
Net income	—	—	—	—	—	1,225,756	1,225,756
Balance – June 30, 2022 (unaudited)	800,000	$80	7,187,500	$719	$—	$(11,875,749)	$(11,874,950)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	7,187,500	$719	$24,281	$(13,671)	$11,329
Sale of private placement units to Sponsor in private placement, less allocation to derivative warrant liabilities	800,000	80	—	—	7,711,920	—	7,712,000
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(7,736,201)	(18,420,576)	(26,156,777)
Net income	—	—	—	—	—	3,598,716	3,598,716
Balance - March 31, 2021 (unaudited)	800,000	80	7,187,500	719	—	(14,835,531)	(14,834,732)
Net loss	—	—	—	—	—	(3,575,270)	(3,575,270)
Balance - June 30, 2021 (unaudited)	800,000	$80	7,187,500	$719	$—	$(18,410,801)	$(18,410,002)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,297,675	$23,446
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(137,369)	(7,331)
Change in fair value of derivative warrant liabilities	(4,826,500)	(1,182,000)
Offering costs - derivative warrant liabilities	—	590,295
Changes in operating assets and liabilities:
Prepaid expenses	22,916	(319,816)
Accounts payable	(32,081)	(18,950)
Accrued expenses	217,093	73,360
Deferred legal fees	8,210	—
Net cash used in operating activities	(450,056)	(840,996)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Payment of note payable to related party	—	(78,625)
Proceeds received from initial public offering, gross	—	287,500,000
Proceeds received from private placement	—	8,000,000
Offering costs paid	(75,000)	(6,155,498)
Net cash provided by (used in) financing activities	(75,000)	289,265,877

Net change in cash	(525,056)	924,881

Cash - beginning of the period	562,346	—
Cash - end of the period	$37,290	$924,881

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$15,000
Offering costs paid by related party under note payable	$—	$35,000
Deferred underwriting commissions	$—	$10,062,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $37,000 in its operating bank account and a working capital deficit of approximately $652,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $79,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 28,750,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed balance sheets.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,850,000 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income per share ordinary for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

JUNE 30, 2022

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months		For the Three Months
	Ended June 30, 2022		Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - Basic and diluted	$985,943	$239,813	$(2,875,787)	$(699,483)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	29,550,000	7,187,500	29,550,000	7,187,500
Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$(0.10)	$(0.10)

	For the Six Months		For the Six Months
	Ended June 30, 2022		Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income - Basic	$3,456,857	$840,818	$18,194	$5,252
Allocation of net income - Diluted	$3,456,857	$840,818	$18,098	$5,348
Denominator:
Basic weighted average ordinary shares outstanding	29,550,000	7,187,500	24,325,691	7,021,754
Diluted weighted average ordinary shares outstanding	29,550,000	7,187,500	24,325,691	7,187,500
Basic net income per ordinary share	$0.12	$0.12	$0.00	$0.00
Diluted net income per ordinary share	$0.12	$0.12	$0.00	$0.00

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted would have a material effect on the Company’s condensed financial statements.

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

JUNE 30, 2022

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company entered into an agreement pursuant to which, commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for administrative and other related services provided to the Company in the amount of $50,000 per month; provided, however that such amount may be higher or lower depending on actual costs incurred during the month. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed statement of operations. For the three months ended June 30, 2022 and 2021, the Company incurred $150,000 and $130,000 in administrative expenses, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred $300,000 and $250,000 in administrative expenses, respectively. As of June 30, 2022, the Company had $300,000 in outstanding balance, which have been included in accrued expenses on the condensed balance sheets. As of December 31, 2021, there were no outstanding balance under this agreement.

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

JUNE 30, 2022

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

Note 6 — Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 9,583,333 Public Warrants and 266,667 Private Warrants outstanding.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Note 7 - Class A Ordinary Shares Subject To Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2022 and December 31, 2021, there were 28,750,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Class A ordinary shares issuance costs	(15,806,778)
Plus:
Accretion of carrying value to redemption value	26,156,778
Class A ordinary shares subject to possible redemption at December 31, 2021	$287,500,000
Increase in Class A ordinary shares subject to possible redemption	57,754
Class A ordinary shares subject to possible redemption at June 30, 2022	$287,557,754

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 29,550,000 shares of Class A ordinary shares outstanding, of which 28,750,000 were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding (see Note 4).

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

JUNE 30, 2022

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022			Significant
		Significant Other	Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - US Treasury securities	$287,657,754	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$1,054,167	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$29,333	$—

December 31, 2021			Significant
		Significant Other	Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - US Treasury securities	$287,520,384	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,750,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$160,000	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement at the same time as Public Warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. There were no other transfers to/ from Levels 1, 2, and 3 during the six months ended June 30, 2022.

Level 1 instruments include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Level 2 instruments include Private Placement Warrants and Public Warrants. The Company uses the same quoted market prices from dealers or brokers, and other similar sources as Public Warrants to determine the fair value of its investments.

There were no Level 3 measurement inputs used in the six months ended June 30, 2022.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2021 is summarized as follows:

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $37,000 in cash and a working capital deficit of approximately $652,000.

Our liquidity needs through June 30, 2022 have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined above in Note 4), the loan of approximately $79,000 from the Sponsor under the Note (as defined above in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined above in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $1.2 million, which consisted of change in fair value of derivative liabilities of approximately $1.4 million, and investment income on the Trust Account of approximately $130,000, offset by general and administrative expenses of approximately $117,000 and general and administrative expenses to related party of $166,000.

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

For the six months ended June 30, 2022, we had net income of approximately $4.3 million, which consisted of change in fair value of derivative liabilities of approximately $4.8 million, and investment income on the Trust Account of approximately $137,000, offset by general and administrative expenses of approximately $350,000 and general and administrative expenses to related party of $316,000.

For the six months ended June 30, 2021, we had net income of approximately $23,000, which consisted of general and administrative expenses of approximately $326,000, general and administrative expenses to related party of $250,000, offering costs to derivative warrant liabilities of approximately $590,000, and offset by investment income on the Trust Account of approximately $7,000 and change in fair value of derivative liabilities of approximately $1.2 million.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants as of June 30, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 28,750,000 and no Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,850,000 Class A ordinary share in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share ordinary for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.   Risk Factors

As of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2022, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

Dated: August 15, 2022		BLUERIVER ACQUISITION CORP.
	By:	/s/ John Gregg
	Name:	John Gregg
	Title:	Co-Chief Executive Officer