Form 10-K
period 2022-12-31
BlueRiver Acquisition Corp.
filed 2023-03-31
CIK 1831006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Based on the closing price of $10.17 per share on March 27, 2023, the aggregate market value of our voting and non-voting ordinary shares held by non-affiliates was approximately $20,459,436.

As of March 27, 2023, there were 945,726 units, 1,866,018 Class A ordinary shares, par value $0.0001 per share, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 9,534,697 warrants of the company issued and outstanding.

i

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

•

The requirement that we consummate an initial business combination within 24 months from the closing of the Initial Public Offering or during any extension of the time the Company has to consummate an initial business combination (an “Extension Period”) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•

Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 coronavirus pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets

•

We may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering, or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and were invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On March 28, 2023, the Company initiated the process of converting all of the assets held in the Trust Account into cash, which was deposited in a non-interest bearing account. The Company will deposit the assets held in the Trust Account in an interest-bearing demand deposit account at a bank. Interest on such deposit account is expected to be approximately 2.5% per annum, but such deposit account carries a variable rate and the Company cannot provide assurances that such rate will not decrease or increase significantly.

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

Extension of Deadline to Complete an Initial Business Combination

On January 31, 2023, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from February 2, 2023 to August 2, 2023, the date (the “Termination Date”) by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities (a “Business Combination”), the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In connection with the General Meeting and vote to extend the Termination Data, shareholders elected to redeem 26,738,255 Public Shares. Following such redemptions, approximately $20,989,598 million remains in the Trust Account and 2,811,745 Public Shares remain issued and outstanding.

Transfer to NYSE American

On March 9, 2023, the Company announced its intention to transfer the listing of its securities from NYSE to the NYSE American LLC (“NYSE American”). The Company’s decision to transfer to the NYSE American was made to permit the continued listing of its securities following recent redemptions of its Class A common stock in connection with the vote to extend the deadline by which the Company must complete its initial business combination. In connection with the transfer, the Company will voluntarily delist from the NYSE. On March 13, 2023, the trading in the securities of the Company was halted at the close of the market by the NYSE due to the Company’s inability to meet the requirements of Section 802.01B of the NYSE’s Listed Company Manual. On March 21, 2023, the Company was authorized to list its securities on the NYSE American and began trading on the NYSE American on March 24, 2023.

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

Financial Position

With funds available for a business combination initially in the amount of approximately $20,989,598, after payment of the expenses of the Initial Public Offering, $10,062,500 of deferred underwriting fees and redemptions from the January 2023 General Meeting, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of the Initial Public Offering, or as provided by any Extension Period, to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Our sponsor owned approximately 20% of our issued and outstanding ordinary shares at the time of our extraordinary general meeting in January 2023 to extend the deadline to consummate a business combination. As a result of the January 2023 meeting, 26,738,255 public shares were redeemed in the aggregate and our sponsor now owns approximately 78.98% of the current issued and outstanding ordinary shares. As such, we will not require any of the public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved.

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

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that our liquidity condition, mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination by August 2, 2023 or during any Extension Period, raises substantial doubt about our ability to continue as a going concern. It is uncertain that we will be able to consummate a business combination by this time or whether we may seek an extension of the acquisition period. If we are unable to complete a business combination, then we will cease all operations except for the purpose of liquidating.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. The average percentage of shares for which redemption rights have been exercised in recent business combinations by other special purpose acquisition companies increased substantially in 2022 and remains very high during 2023 year-to-date. If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our business combination is increased. If we do not consummate our business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the Initial Public Offering or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, or possibly less, on the redemption of their public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” below and other risk factors herein.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of the Initial Public Offering or during any Extension Period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of the Initial Public Offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of the Initial Public Offering or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement units, only approximately $122,348 was available to us as of December 31, 2022 outside the trust account to fund our working capital requirements. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering or during any Extension Period; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

The proceeds held in the trust account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. On March 28, 2023, the Company initiated the process of converting all of the assets held in the trust account into cash, which was deposited in a non-interest bearing account. The Company will deposit the assets held in the trust account in an interest-bearing demand deposit account at a bank. Interest on such deposit account is expected to be approximately 2.5% per annum, but such deposit account carries a variable rate and the Company cannot provide assurances that such rate will not decrease or increase significantly. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, prior to March 28, 2023, the proceeds held in the trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On March 28, 2023, the Company initiated the process of converting all of the assets held in the trust account into cash, which will be deposited in an interest bearing account. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This investment is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months of the Initial Public Offering or during any Extension Period, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, our public shareholders may be forced to wait beyond such 24 months or Extension Period before redemption from our trust account.

If we do not consummate an initial business combination within 24 months from the Initial Public Offering or during any Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering or during any Extension Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

On October 30, 2020, our sponsor paid $25,000, or approximately $0.0035 per share, to cover for certain offering expense in consideration for 7,187,500 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination within the allocated time. In addition, our sponsor purchased 800,000 private placement units concurrently with the Initial Public Offering for an aggregate purchase price of $8,000,000. If we do not consummate an initial business within the allocated time period from the Initial Public Offering, the private placement units (and the underlying securities) will expire worthless. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an executive officer or director. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering or the end of any Extension Period nears, which is the deadline for our consummation of an initial business combination.

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

The net proceeds from the Initial Public Offering and the sale of the private placement units, after taking into account redemptions from our January 2023 General Meeting, provided us with approximately $20,989,598 that we may use to complete our initial business combination (after taking into account $10,062,500 of deferred underwriting commissions being held in the trust account).

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the private placement units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our outstanding ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. We may not issue additional securities that would entitle the holders thereof, prior to our initial business combination, to: (i) receive funds from the trust account or (ii) vote as a class with our public shares (A) on any initial business combination or (B) to approve an amendment to our amended and restated memorandum and articles of association to (1) extend the time we have to consummate a business combination beyond 24 months from the closing of the Initial Public Offering or during any Extension Period, or (2) amend the foregoing provisions. Our initial shareholders, and their permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, at least 20% of our Class A ordinary shares upon the closing of the Initial Public Offering (excluding the private placement shares underlying the private placement units and assuming they do not purchase any units in the Initial Public Offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

As of the date of this Annual Report on Form 10-K, our initial shareholders own, on an as-converted basis, approximately 78.9% of our issued and outstanding ordinary shares (excluding the private placement shares underlying the private placement units and assuming they do not purchase any units in the Initial Public Offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchases any units on the public market or if our initial shareholders purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section of this Annual Report on Form 10-K captioned “Certain Differences in Corporate Law.”

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

On December 31, 2022, there were two holders of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and one holder of record of our warrants.

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

Extension of Combination Period and Trust Account Redemptions

On January 31, 2023, we held a Special Meeting at which the shareholders voted to extend the time we have to consummate an initial business combination from February 2, 2023 to August 2, 2023. In connection with such vote, the holders of an aggregate of 26,738,255 Public Shares exercised their right to redeem their shares for an aggregate of $271,939,156 in cash held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $22,000 in cash and a working capital deficit of approximately $1.2 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined above in Note 4), the loan of approximately $79,000 from the Sponsor under the Note (as defined above in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined above in Note 4). On November 9, 2022, we entered into a promissory note agreement (“Sponsor Note”) with our Sponsor, providing us the ability to borrow up to $1.5 million. On November 17, 2022, we drew down $100,000 under the Sponsor Note agreement. As of December 31, 2022 and 2021, there was $100,800 and $0, respectively, outstanding under Working Capital Loans.

Management has determined that we do not have sufficient funds and may need to borrow from our Sponsor to fund our working capital needs until the consummation of an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, and mandatory liquidation and subsequent dissolution raises substantial doubt about the our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 2, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $8.5 million, which consisted of approximately $5.7 million change in fair value of derivative liabilities, approximately $4.0 million from investment income on the Trust Account, and $800 of change in fair value of working capital loan - related party, partially offset by approximately $631,000 in general and administrative expenses and $600,000 in general and administrative expenses to related party.

For the year ended December 31, 2021, we had net income of approximately $2.3 million, which consisted of approximately $4.7 million change in fair value of derivative warrant liabilities and approximately $20,000 income from investments held in the Trust Account, offset by approximately $1.3 million in general and administrative expenses, $500,000 in general and administrative expenses for related party, and approximately $590,000 offering costs allocated to derivative warrant liabilities.

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

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates:

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants as of December 31,2022 and 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loan - Related Party

We have elected the fair value option to account for its working capital loan-related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized as of December 31, 2022, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company," we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
John Gregg	59	Co-Chairman and Co-Chief Executive Officer
Randall Mays	57	Co-Chairman, Co-Chief Executive Officer and Chief Financial Officer
Eric Medina	35	Managing Director, Head of Finance and Corporate Development
Anne Farlow	57	Director
Alok Sama	60	Director
John E. Sununu	58	Director

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

Our board of directors has determined that each of Anne Farlow, Alok Sama and John E. Sununu are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, percentage ownership is based on 2,011,745 redeemable Class A ordinary shares, 800,000 non-redeemable Class A ordinary shares sold by the Company to BlueRiver Ventures, LLC as part of a private placement consummated concurrently with the consummation of the our Initial Public Offering and 7,187,500 Class B ordinary shares outstanding as of the completion of our Initial Public Offering. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class A ordinary shares		Class B ordinary shares(2)
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Outstanding
Name of Beneficial Owners(1)	Owned	of Class	Owned	of Class	Shares
Randall Mays(3)	800,000	28.5%	7,097,500	98.7%	78.98%
John Gregg(3)	800,000	28.5%	7,097,500	98.7%	78.98%
Eric Medina	—	—	—	—	—
Anne Farlow	—	—	30,000	*	*
Alok Sama	—	—	30,000	*	*
John E. Sununu	—	—	30,000	*	*
All directors and officers as a group (six individuals)
BlueRiver Ventures, LLC (our sponsor) (3)	800,000	28.5%	7,097,500	98.7%	78.98%
RP Investment Advisors LP(4)	201,016	7.1%	—	—	2.0%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities and individuals is 250 West Nottingham Drive, Suite 400, San Antonio, Texas 78209.
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

(4)

The shares reported herein are held by and on behalf of each of RP Investment Advisors LP, RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd., RP Alternative Global Bond Fund and RP SPAC Fund. RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd., RP Alternative Global Bond Fund and RP SPAC Fund (the "Funds") are the record and direct beneficial owners of the securities covered by this statement. RP Investment Advisors LP is the investment advisor of, and may be deemed to beneficially own securities owned by, the Funds. The address of the principal business office of each of the reporting persons is 39 Hazelton Avenue, Toronto, Ontario, Canada, M5R 2E3.

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

Audit Fees: Audit fees consist of fees for professional services rendered for the audit of our year ended December 31, 2022 financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for Withum for professional services rendered for the audit of our annual financial statements, review of the financial information and other required filings with the SEC for year ended December 31, 2022 and 2021 totaled approximately $82,000 and $96,000 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and 2021.

Tax Fees: We did not pay Withum for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees: We did not pay Withum for any other fees for the year ended December 31,2022 and 2021.

Pre-Approval Policy

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements
(2)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 28, 2021, by and among the Company and Goldman Sachs & Company Co., LLC.(1)
3.1	Memorandum and Articles of Association.(2)
3.2	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Ordinary Share Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
4.4	Warrant Agreement, dated January 28, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)
4.5	Description of the Registrant’s Securities.(4)
10.1	Investment Management Trust Agreement, dated February 2, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)
10.2	Registration and Shareholder Rights Agreement, dated January 28, 2021, among the Company, BlueRiver Ventures LLC and certain equityholders of the Company.(1)
10.3	Private Placement Units Purchase Agreement, dated January 28, 2021, between the Company and BlueRiver Ventures LLC.(1)
10.4	Form of Indemnification Agreement.(3)
10.5	Administrative Services Agreement, dated January 28, 2021, between the Company and BlueRiver Ventures LLC.(1)
10.6	Promissory Note, dated as of October 23, 2020, issued to BlueRiver Ventures, LLC.(3)
10.7	Securities Subscription Agreement, dated October 23, 2020, between the Companyand BlueRiver Ventures, LLC.(3)
10.8	Letter Agreement between the Company, BlueRiver Ventures, LLC and each director and officer of the Registrant.(1)
31.1	Certification of the Co- Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required byRule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 25, 2021.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on January 12, 2021.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2022
Item 16.	Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

BlueRiver Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BlueRiver Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 2, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2023

PCAOB Number 100

BLUERIVER ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$21,548	$562,346
Prepaid expenses	19,605	217,105
Total current assets	41,153	779,451
Investments held in Trust Account	291,525,100	287,520,384
Total Assets	$291,566,253	$288,299,835

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$555,911	$614,027
Accrued expenses	602,021	159,407
Working capital loan - related party	100,800	—
Total current liabilities	1,258,732	773,434
Deferred legal fees	176,982	168,772
Deferred underwriting commissions	10,062,500	10,062,500
Derivative warrant liabilities	197,000	5,910,000
Total liabilities	11,695,214	16,914,706

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 shares issued and outstanding at approximately $10.14 and $10.00 per share as of December 31, 2022 and 2021, respectively	291,425,100	287,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 800,000 non-redeemable shares issued and outstanding as of December 31, 2022 and 2021	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2022 and 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(11,554,860)	(16,115,670)
Total shareholders’ deficit	(11,554,061)	(16,114,871)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$291,566,253	$288,299,835

The accompanying notes are an integral part of these financial statements.

BLUERIVER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
General and administrative expenses	$631,006	$1,339,511
General and administrative expenses - related party	600,000	500,000
Loss from operations	(1,231,006)	(1,839,511)
Other income (expenses):
Income from investments held in Trust Account	4,004,716	20,384
Change in fair value of derivative warrant liabilities	5,713,000	4,728,000
Change in fair value of working capital loan - related party	(800)	—
Offering costs - derivative warrant liabilities	—	(590,295)
Net income	$8,485,910	$2,318,578

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	29,550,000	26,959,315
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.23	$0.07
Weighted average shares outstanding of Class B ordinary shares, basic	7,187,500	7,105,308
Weighted average shares outstanding of Class B ordinary shares, diluted	7,187,500	7,187,500
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.23	$0.07

The accompanying notes are an integral part of these financial statements.

BLUERIVER ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	—	$—	7,187,500	$719	$24,281	$(13,671)	$11,329
Sale of private placement units to Sponsor in private placement, less allocation to derivative warrant liabilities	800,000	80	—	—	7,711,920	—	7,712,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(7,736,201)	(18,420,577)	(26,156,778)
Net income	—	—	—	—	—	2,318,578	2,318,578
Balance - December 31, 2021	800,000	80	7,187,500	719	—	(16,115,670)	(16,114,871)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,925,100)	(3,925,100)
Net income	—	—	—	—	—	8,485,910	8,485,910
Balance - December 31, 2022	800,000	$80	7,187,500	$719	$—	$(11,554,860)	$(11,554,061)

The accompanying notes are an integral part of these financial statements.

BLUERIVER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,485,910	$2,318,578
Adjustment to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(4,004,716)	(20,384)
Change in fair value of derivative warrant liabilities	(5,713,000)	(4,728,000)
Change in fair value of working capital loan - related party	800	—
Offering costs - derivative warrant liabilities	—	590,295
Changes in operating assets and liabilities:
Prepaid expenses	197,500	(205,776)
Accounts payable	(58,116)	588,577
Accrued expenses	517,614	84,407
Deferred legal fees	8,210	168,772
Net cash used in operating activities	(565,798)	(1,203,531)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Payment of note payable to related party	—	(78,625)
Proceeds received from initial public offering, gross	—	287,500,000
Proceeds received from private placement	—	8,000,000
Offering costs paid	(75,000)	(6,155,498)
Proceeds received from related party working capital loan	100,000	—
Net cash provided by financing activities	25,000	289,265,877

Net change in cash	(540,798)	562,346

Cash - beginning of the year	562,346	—
Cash - end of the year	$21,548	$562,346

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$75,000
Offering costs paid by related party under note payable	$—	$35,000
Deferred underwriting commissions	$—	$10,062,500

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would (a) modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 30 months (including 6 month extension approved on January 31, 2023) from the closing of this offering, or August 2, 2023, or during any Extension Period (as such period may be extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association, the “Combination Period”) or (b) with respect to any other material provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

Trust Account Redemptions and Extension of Combination Period

On January 31, 2023, the Company held a Special Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from February 2, 2023 to August 2, 2023. In connection with such vote, on January 27, the holders of an aggregate of 26,738,255 Public Shares exercised their right to redeem their shares for an aggregate of $271,939,156 in cash held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $22,000 in its operating bank account and a working capital deficit of approximately $1.2 million.

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $79,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. As of December 31, 2022 and 2021, there was $100,800 and $0, respectively, outstanding under any Working Capital Loans.

Management has determined that the Company does not have sufficient funds and may need to borrow from its Sponsor to fund the working capital needs of the Company until the consummation of an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Additionally, the Company’s investments held in the Trust Account are classified as assets that are not current, as such funds are restricted from use until the Business Combination, which the Company has until August 2, 2023, to complete.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year that exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets due to their short-term nature, except for derivative warrant liabilities (see Note 9).

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 5) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 800,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, and as such are considered non-redeemable and presented as permanent equity in the Company’s balance sheet. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 28,750,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income  per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,850,000 Class A ordinary share in the calculation of diluted

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the year ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income - Basic	$6,825,686	$1,660,224	$1,834,962	$483,616
Allocation of net income - Diluted	$6,825,686	$1,660,224	$1,830,545	$488,033
Denominator:
Basic weighted average ordinary shares outstanding	29,550,000	7,187,500	26,959,315	7,105,308
Diluted weighted average ordinary shares outstanding	29,550,000	7,187,500	26,959,315	7,187,500
Basic net income per ordinary share	$0.23	$0.23	$0.07	$0.07
Diluted net income per ordinary share	$0.23	$0.23	$0.07	$0.07

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions". The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

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

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. As of December 31, 2022 and 2021, there was $100,800 and $0, respectively, outstanding under any Working Capital Loans.

The Company has elected the fair value option to account for its Working Capital Loan. As a result of applying the fair value option, the Company records the draw at fair value with a gain or loss recognized as of December 31, 2022, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the statements of operations.

Administrative Support Agreement

The Company entered into an agreement pursuant to which, commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for administrative and other related services provided to the Company in the amount of $50,000 per month; provided, however that such amount may be higher or lower depending on actual costs incurred during the month. Administrative expenses were included within general and administrative expenses - related party in the statements of operations. For the years ended December 31, 2022 and 2021, the Company incurred $600,000 and $500,000, respectively, in administrative expenses. As of December 31, 2022, the Company had a $600,000 outstanding balance, which has been included in accrued expenses on the balance sheets. As of December 31, 2021, there was no outstanding balance under this agreement.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than these payments and reimbursements, no compensation of any kind, including finders’ and consulting fees, will be paid by the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the initial Business Combination. For the years ended December 31, 2022 and 2021, there were approximately $26,010 and $0 incurred for such expenses, respectively. There was no outstanding balance in the accompanying balance sheets as of December 31, 2022.

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

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 6 — Derivative Warrant Liabilities

As of December 31, 2022 and 2021, the Company had 9,583,333 Public Warrants and 266,667 Private Warrants outstanding.

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

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company's Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company's Class A ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2022 and 2021, there were 29,550,000 shares of Class A ordinary shares outstanding, of which 28,750,000 shares were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Class A ordinary shares issuance costs	(15,806,778)
Plus:
Accretion of carrying value to redemption value	26,156,778
Class A ordinary shares subject to possible redemption at December 31, 2021	287,500,000
Increase in Class A ordinary shares subject to possible redemption	3,925,100
Class A ordinary shares subject to possible redemption at December 31, 2022	$291,425,100

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 29,550,000 shares of Class A ordinary shares outstanding, of which 28,750,000 were subject to possible redemption and are classified outside of permanent equity in the balance sheet (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 7,187,500 Class B ordinary shares issued and outstanding (see Note 4).

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022

	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - US Treasury securities	$291,525,100	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$191,667	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$5,333	$—
Working capital loan - related party	$—	$100,800	$—

December 31, 2021

			Significant
		Significant Other	Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$287,520,384	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,750,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$160,000	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement at the same time as Public Warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The Public Warrants were still held at Level 2 as of December 31, 2022, due to lack of trading activity. There were no other transfers to/from Levels 1, 2, and 3 during the years ended December 31, 2022 and 2021.

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Level 1 instruments include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Level 2 instruments include Private Placement Warrants, Public Warrants and Working Capital Loan – related party. The Company uses the same quoted market prices from dealers or brokers, and other similar sources as Public Warrants to determine the fair value of its investments.

There were no Level 3 measurement inputs used at  years ended December 31, 2022 and 2021.

There were no derivative assets and liabilities, measured with Level 3 inputs, for the year ended December 31, 2022. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	10,638,000
Transfer of Public Warrants to Level 1	(10,350,000)
Transfer of Private Warrants to Level 2	(288,000)
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at December 31, 2021	$—

BLUERIVER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date of the financial statements were issued. Based upon this review, except for the below, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

The Company drew down $250,000 and $75,000 under the Sponsor Note, On January 31, 2023 and February 27, 2023, respectively.

On January 25, 2023, the Company and the Sponsor, entered into a non-redemption agreement (“Non-Redemption Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 200,000 shares of the Company sold in its initial public offering (“Non-Redeemed Shares”) at the special meeting called by the Company (the “Special Meeting”) to approve an extension of time for the Company to consummate an initial business combination (the “Extension Proposal”) from February 2, 2023 to August 2, 2023 (the “Extension”). In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 50,000 shares of the Company held by the Sponsor immediately following consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Meeting. The Non-Redemption Agreements are not expected to increase the likelihood that the Extension Proposal is approved by Company shareholders but will increase the amount of funds that remain in the Company’s trust account following the Special Meeting.

On January 31, 2023, the Company held a Special Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from February 2, 2023 to August 2, 2023. In connection with such vote, on January 27, the holders of an aggregate of 26,738,255 Public Shares exercised their right to redeem their shares for an aggregate of approximately $271,939,156 in cash held in the Trust Account.

On March 28, 2023, the Company initiated the process of converting all of the assets held in the Trust Account into cash, which will be deposited in an interest-bearing account.

On March 9, 2023, the Company announced its intention to transfer the listing of its securities from NYSE to the NYSE American LLC (“NYSE American”). In connection with listing on the NYSE American, the Company will voluntarily delist from the New York Stock Exchange. Following the transfer of its listing, the Company intends to continue to file the same periodic reports and other information it currently files with the Securities and Exchange Commission. The Company completed the listing transfer of its securities to NYSE American on March 21, 2023 and began trading on NYSE American on March 24, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Blue River Acquisition Corp.

/s/ John Gregg
Name: John Gregg
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John Gregg	Co-Chairman and Co-Chief Executive Officer	March 31, 2023
John Gregg	(Principal Executive Officer)

/s/ Randall Mays	Co-Chairman, Co-Chief Executive Officer and Chief Financial Officer	March 31, 2023
Randall Mays
(Principal Financial and Accounting Officer)

/s/ Eric Medina	Managing Director, Head of Finance and Corporate Development	March 31, 2023
Eric Medina

/s/ Anne Farlow	Director	March 31, 2023
Anne Farlow

/s/ Alok Sama	Director	March 31, 2023
Alok Sama

/s/ John E Sununu	Director	March 31, 2023
John E. Sununu