Form 10-Q
period 2023-03-31
BlueRiver Acquisition Corp.
filed 2023-05-16
CIK 1831006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 2,811,744 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

BLUERIVER ACQUISITION CORP.

Form 10-Q

For Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BLUERIVER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$9,776	$21,548
Prepaid expenses	63,750	19,605
Total current assets	73,526	41,153
Cash and investments held in Trust Account	20,992,146	291,525,100
Total Assets	$21,065,672	$291,566,253

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$552,686	$555,911
Accrued expenses	835,289	602,021
Working capital loan - related party	450,340	100,800
Total current liabilities	1,838,315	1,258,732
Deferred legal fees	176,982	176,982
Deferred underwriting commissions	10,062,500	10,062,500
Derivative warrant liabilities	369,375	197,000
Total liabilities	12,447,172	11,695,214

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,011,744 and 28,750,000 shares issued and outstanding at approximately $10.39 and $10.14 per share as of March 31, 2023 and December 31, 2022, respectively	20,892,146	291,425,100

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 800,000 non-redeemable shares issued and outstanding as of March 31, 2023 and December 31, 2022	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	719	719
Additional paid-in capital	295,242	—
Accumulated deficit	(12,569,687)	(11,554,860)
Total shareholders’ deficit	(12,273,646)	(11,554,061)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$21,065,672	$291,566,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$2,094,114	$232,670
General and administrative expenses - related party	150,000	150,000
Loss from operations	(2,244,114)	(382,670)
Other income (loss):
Income from cash and investments held in Trust Account	1,406,202	7,090
Change in fair value of derivative warrant liabilities	(172,375)	3,447,500
Change in fair value of working capital loan - related party	(4,540)	—
Net (loss) income	$(1,014,827)	$3,071,920

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	11,524,210	29,550,000
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.05)	$0.08
Weighted average shares outstanding of Class B ordinary shares, basic	7,187,500	7,187,500
Weighted average shares outstanding of Class B ordinary shares, diluted	—	7,187,500
Basic net (loss) income per ordinary share, Class B ordinary shares	$(0.05)	$0.08
Diluted net (loss) income per ordinary share, Class B ordinary shares	$—	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	800,000	$80	7,187,500	$719	$—	$(11,554,860)	$(11,554,061)
Stock compensation expense	—	—	—	—	1,701,444	—	1,701,444
Shareholder non-redemption agreement	—	—	—	—	2,333,639	—	2,333,639
Contribution from the Sponsor	—	—	—	—	(2,333,639)	—	(2,333,639)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(1,406,202)	—	(1,406,202)
Net loss	—	—	—	—	—	(1,014,827)	(1,014,827)
Balance – March 31, 2023 (unaudited)	800,000	$80	7,187,500	$719	$295,242	$(12,569,687)	$(12,273,646)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	800,000	$80	7,187,500	$719	$—	$(16,115,670)	$(16,114,871)
Net income	—	—	—	—	—	3,071,920	3,071,920
Balance - March 31, 2022 (unaudited)	800,000	$80	7,187,500	$719	$—	$(13,043,750)	$(13,042,951)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,014,827)	$3,071,920
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(1,406,202)	(7,090)
Change in fair value of derivative warrant liabilities	172,375	(3,447,500)
Change in fair value of working capital loan - related party	4,540	—
Stock Compensation Expense	1,701,444	—
Changes in operating assets and liabilities:
Prepaid expenses	(44,145)	(39,584)
Accounts payable	(3,225)	(2,717)
Accrued expenses	233,268	119,340
Deferred legal fees	—	8,210
Net cash used in operating activities	(356,772)	(297,421)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	271,939,156	—
Net cash provided by investing activities	271,939,156	—

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(271,939,156)	—
Proceeds from issuance of working capital loan to related party	345,000	—
Offering costs paid	—	(75,000)
Net cash provided by (used in) financing activities	(271,594,156)	(75,000)

Net change in cash	(11,772)	(372,421)
Cash - beginning of the period	21,548	562,346
Cash - end of the period	$9,776	$189,925

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Trust Account Redemptions and Extension of Combination Period

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $10,000 in its operating bank account and a working capital deficit of approximately $1.8 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $79,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. At various dates during the three months ended the Company drew down an additional 345,000 under the Sponsor Note agreement. As of March 31, 2023 and December 31, 2022, there was $445,000 and $100,000, respectively, outstanding under any Working Capital Loans.

Management has determined that the Company does not have sufficient funds and may need to borrow from its Sponsor to fund the working capital needs of the Company until the consummation of an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

On May 1, 2023, First Republic Bank became insolvent. Federal regulators seized the assets of the bank and negotiated a sale of its assets to JP Morgan Chase. The Company held deposits with this bank. As a result of the sale of the assets to JP Morgan Chase, the Company believes its insured and uninsured deposits are not at risk.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2023.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U. S GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with FASB Accounting Standard Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2023, substantially all of the assets held in the Trust Account were held in cash. At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying condensed balance sheets, and fair value of the investments in the Trust Account is equal to the amortized cost basis of the money market funds.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year that exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 5) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of March 31, 2023 and December 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Convertible Instruments

The Company evaluated the accounting for its promissory notes that feature conversion options in accordance with ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. However, the Company has elected to account for its promissory notes at fair value, as described in Note 9. Changes in fair value are recognized in the accompanying condensed statements of operations.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For year ended December 31, 2021, of the total offering costs of the Initial Public Offering, approximately $590,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $15.8 million is allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company will keep deferred underwriting commissions classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 800,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, and as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 2,011,744 and 28,750,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,850,000 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income - Basic	$(625,014)	$(389,813)	$2,470,915	$601,005
Allocation of net (loss) income - Diluted	$—	$—	$2,470,915	$601,005
Denominator:
Basic weighted average ordinary shares outstanding	11,524,210	7,187,500	29,550,000	7,187,500
Diluted weighted average ordinary shares outstanding	11,524,210	7,187,500	29,550,000	7,187,500
Basic net (loss) income per ordinary share	$(0.05)	$(0.05)	$0.08	$0.08
Diluted net (loss) income per ordinary share	$(0.05)	$(0.05)	$0.08	$0.08

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

MARCH 31, 2023

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

On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. The Company drew down $250,000 and $75,000 under the Sponsor Note, on January 31, 2023 and February 27, 2023, respectively. As of March 31, 2023 and December 31, 2022, there was $450,340 and $100,800, respectively, outstanding under any Working Capital Loans.

The Company has elected the fair value option to account for its Working Capital Loan. As a result of applying the fair value option, the Company records the draw at fair value with a gain or loss recognized as of March 31, 2023 and December 31, 2022, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the unaudited condensed statements of operations.

Administrative Support Agreement

The Company entered into an agreement pursuant to which, commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for administrative and other related services provided to the Company in the amount of $50,000 per month; provided, however that such amount may be higher or lower depending on actual costs incurred during the month. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed statements of operations. For the three months ended March 31, 2023 and 2022, the Company incurred $150,000 and $150,000, respectively, in administrative expenses. As of March 31, 2023, the Company had a $700,000 outstanding balance, which has been included in accrued expenses on the condensed

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

balance sheets. As of December 31, 2022, the Company had a $600,000 outstanding balance, which has been included in accrued expenses on the balance sheets.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than these payments and reimbursements, no compensation of any kind, including finders’ and consulting fees, will be paid by the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the initial Business Combination. For the three months ended March 31, 2023 and 2022, there were approximately $1,651 and $0 incurred for such expenses, respectively. There was no outstanding balance in the accompanying condensed balance sheets as of March 31, 2023 and December 31, 2022.

Non-redemption Agreement

On January 25, 2023, the Sponsor entered into Non-Redemption Agreements with various shareholders of the Company pursuant to which these shareholders have committed not to redeem their BLUA shares in connection with the Special Meeting held on January 31, 2023, but still retained their right to redeem in connection with the closing of the Business Combination. The commitment to not redeem was accepted by holders of 1,932,000 shares of Class A ordinary shares. In consideration of this agreement, the Sponsor agreed to transfer a portion of its Class B ordinary shares to the Non-Redeeming Shareholders at the closing of the Business Combination. Each Shareholder committed to maintain at least 9.9% of the identified stock and in return will obtain 50,000 of the identified shares as Class B ordinary shares. The Company estimated the aggregate fair value of the 483,000 founders shares attributable to the Non-Redeeming Shareholders to be $2,333,639 or $4.83 per share. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

The fair value of the founders shares was based on the following significant inputs:

January 25,
2023
Share price at grant date	10.03
Risk-free interest rate	4.67%
Remaining life of SPAC (assuming the Extended Date)	0.52
Value in no De-SPAC scenario	$10.39
Probability of transaction	50%
Discount rate	5%

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Consulting Agreement

On March 13, 2023, the Company entered into an agreement for advisory services in which the advisor assisted the Company as its financial advisor to meet current exchange listing requirements for NYSE American. In consideration of the Services, the Company shall pay IB CAP a fee of $100,000 and 350,000 founder shares of the Company. The $100,000 will be payable upon signing of the Engagement Letter and the shares will be delivered once evidence is provided that the Services have been completed. The Company agrees that the founder shares to be allocated to IB CAP are not subject to forfeiture and will not be subject to forfeiture in the future.

The allocation of the Founder Shares to the advisor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the aggregate fair value of the 350,000 founders shares attributable to the advisor to be $1,701,444 or $4.86 per share. The Founder Shares were granted subject to a performance condition (i.e., the listing on NYSE American). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of March 31, 2023, the performance condition had been met and therefore, $1,701,444 of stock-based compensation expenses has been recognized in the accompanying statement of operations as of March 31, 2023.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

The fair value of the founders shares was based on the following significant inputs:

March 21, 2023
Share price at grant date	10.15
Risk-free interest rate	4.62%
Remaining life of SPAC (assuming the Extended Date)	0.37
Share price in no De-SPAC scenario	$10.39
Probability of transaction	50%
Discount rate	5%

Note 6 — Derivative Warrant Liabilities

As of March 31, 2023 and December 31, 2022, the Company had 9,583,333 Public Warrants and 266,667 Private Warrants outstanding.

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

MARCH 31, 2023

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2023 and December 31, 2022, there were 2,811,744 and 29,550,000 shares of Class A ordinary shares outstanding, of which 2,011,744 and 28,750,000 shares were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Class A ordinary shares issuance costs	(15,806,778)
Plus:
Accretion of carrying value to redemption value	26,156,778
Class A ordinary shares subject to possible redemption at December 31, 2021	287,500,000
Increase in Class A ordinary shares subject to possible redemption	3,925,100
Class A ordinary shares subject to possible redemption at December 31, 2022	$291,425,100
Redemption of Class A ordinary shares subject to possible redemption	(271,939,156)
Increase in Class A ordinary shares subject to possible redemption	1,406,202
Class A ordinary shares subject to possible redemption at March 31, 2023	$20,892,146

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 2,811,744 and 29,550,000 shares of Class A ordinary shares outstanding, of which 2,011,744 and 28,750,000 were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet, respectively, (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 7,187,500 Class B ordinary shares issued and outstanding (see Note 4).

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

MARCH 31, 2023

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023
	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$359,375	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$10,000	$—
Working capital loan - related party	$—	$450,340	$—

December 31, 2022
	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - US Treasury securities	$291,525,100	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$191,667	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$5,333	$—
Working capital loan - related party	$—	$100,800	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement at the same time as Public Warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The Public Warrants were still held at Level 2 as of March 31, 2023, due to lack of trading activity. There were no other transfers to/from Levels 1, 2, and 3 during the period ended March 31, 2023 and December 31, 2022.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

There were no Level 3 measurement inputs used at period ended March 31, 2023 and December 31, 2022.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date of the unaudited condensed financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

On May 1, 2023, First Republic Bank became insolvent. Federal regulators seized the assets of the bank and negotiated a sale of its assets to JP Morgan Chase. The Company held deposits with this bank. As a result of the sale of the assets to JP Morgan Chase, the Company believes its insured and uninsured deposits are not at risk.

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

Liquidity and Going Concern

As of March 31, 2023, we had approximately $10,000 in cash and a working capital deficit of approximately $1.8 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined above in Note 4), the loan of approximately $79,000 from the Sponsor under the Note (as defined above in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined above in Note 4). On November 9, 2022, we entered into a promissory note agreement (“Sponsor Note”) with our Sponsor, providing us the ability to borrow up to $1.5 million. On November 17, 2022, we drew down $100,000 under the Sponsor Note agreement. As of March 31, 2023 and December 31, 2022, there was $445,000 and $100,000, respectively, outstanding under Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net loss of approximately $1.0 million, which consisted of approximately $0.2 million change in fair value of derivative liabilities, $4,540 of change in fair value of working capital loan - related party, approximately $2.1 million in general and administrative expenses and $150,000 in general and administrative expenses to related party, partially offset by approximately $1.4 million from investment income on the Trust Account.

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

Critical Accounting Estimates

The preparation of our unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates:

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants as of March 31, 2023 and December 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loan - Related Party

We have elected the fair value option to account for its working capital loan-related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized as of March 31, 2023, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the unaudited condensed statements of operations.

Non-redemption Agreement

On January 25, 2023, the Sponsor entered into Non-Redemption Agreements with various shareholders of the Company pursuant to which these shareholders have committed not to redeem their BLUA shares in connection with the Special Meeting held on January 31, 2023, but still retained their right to redeem in connection with the closing of the Business Combination. The commitment to not redeem was accepted by holders of 1,932,000 shares of Class A ordinary shares. In consideration of this agreement, the Sponsor agreed to transfer a portion of its Class B ordinary shares to the Non-Redeeming Shareholders at the closing of the Business Combination. Each Shareholder committed to maintain at least 9.9% of the identified stock and in return will obtain 50,000 of the identified shares as Class B ordinary shares. The Company estimated the aggregate fair value of the 483,000 founders shares attributable to the Non-Redeeming Shareholders to be $1,842,346 or $3.81 per share. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.   Risk Factors

As of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2023, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), as of May 4, 2023, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and moved all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation to a demand deposit account at Citibank. As a result, following such liquidation, we will likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Our cash position could be adversely affected if the financial institutions in which we hold our cash are unable to meet their obligations.

Our working capital account is currently at First Republic Bank. First Republic Bank has been negatively affected by the recent turmoil in the banking sector, which included the Federal Deposit Insurance Corporation (“FDIC”) being appointed as receiver of Silicon Valley Bank on March 10, 2023 and Signature Bank and Silvergate Capital Corp. on March 12, 2023. On May 1, 2023, First Republic Bank became insolvent. Federal regulators seized the assets of the bank and negotiated a sale of its assets to JP Morgan Chase. While as a result of the sale of the assets to JP Morgan Chase, the Company believes its insured and uninsured deposits are not at risk, there can be no assurance as to the outcome of the current turmoil in the banking sector. There is no guarantee that the Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure or receivership of other banks or financial institutions, or that they would do so in a timely fashion. We may open a working capital account at a different financial institution and move the cash balance held at First Republic Bank to such new account, but we cannot guarantee that such a transfer will occur or that such financial institution would be insulated from the effect of the recent turmoil in the banking sector.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 800,000 units at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of approximately $8.0 million (Note 4).

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of March 31, 2022, the loan balance was $0.

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

Dated: May 15, 2023		BLUERIVER ACQUISITION CORP.
	By:	/s/ John Gregg
	Name:	John Gregg
	Title:	Co-Chief Executive Officer