Form 10-Q
period 2023-06-30
BlueRiver Acquisition Corp.
filed 2023-08-14
CIK 1831006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares included as part of the units	BLUA	NYSE American LLC
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	BLUA WS	NYSE American LLC
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	BLUA.U	NYSE American LLC

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

As of July 31, 2023, 2,811,745 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

BLUERIVER ACQUISITION CORP.

Form 10-Q

For Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BLUERIVER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$105,784	$21,548
Prepaid expenses	42,500	19,605
Total current assets	148,284	41,153
Cash and investments held in Trust Account	21,171,880	291,525,100
Total Assets	$21,320,164	$291,566,253

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$860,699	$555,911
Accrued expenses	885,000	602,021
Working capital loan - related party	645,000	100,800
Total current liabilities	2,390,699	1,258,732
Deferred legal fees	176,982	176,982
Deferred underwriting commissions	10,062,500	10,062,500
Derivative warrant liabilities	295,500	197,000
Total liabilities	12,925,681	11,695,214

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,011,744 and 28,750,000 shares issued and outstanding at approximately $10.47 and $10.14 per share as of June 30, 2023 and December 31, 2022, respectively	21,071,880	291,425,100

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 800,000 non-redeemable shares issued and outstanding as of June 30, 2023 and December 31, 2022	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	719	719
Additional paid-in capital	115,508	—
Accumulated deficit	(12,793,704)	(11,554,860)
Total shareholders’ deficit	(12,677,397)	(11,554,061)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$21,320,164	$291,566,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$332,966	$117,402	$2,427,080	$350,073
General and administrative expenses - related party	150,000	166,121	300,000	316,121
Loss from operations	(482,966)	(283,523)	(2,727,080)	(666,194)

Other income (loss):
Income from cash and investments held in Trust Account	179,734	130,279	1,585,936	137,369
Change in fair value of derivative warrant liabilities	73,875	1,379,000	(98,500)	4,826,500
Change in fair value of working capital loan - related party	5,340	—	800	—
Total other income (loss)	258,949	1,509,279	1,488,236	4,963,869

Net (loss) income	$(224,017)	$1,225,756	$(1,238,844)	$4,297,675

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	2,811,745	29,550,000	7,119,575	29,550,000
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.02)	$0.03	$(0.09)	$0.12

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	(0.02)	0.03	(0.09)	0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	800,000	$80	7,187,500	$719	$—	$(11,554,860)	$(11,554,061)
Stock compensation expense	—	—	—	—	1,701,444	—	1,701,444
Shareholder non-redemption agreement	—	—	—	—	2,333,639	—	2,333,639
Contribution from the Sponsor	—	—	—	—	(2,333,639)	—	(2,333,639)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(1,406,202)	—	(1,406,202)
Net loss	—	—	—	—	—	(1,014,827)	(1,014,827)
Balance - March 31, 2023 (unaudited)	800,000	80	7,187,500	719	295,242	(12,569,687)	(12,273,646)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(179,734)	—	(179,734)
Net loss	—	—	—	—	—	(224,017)	(224,017)
Balance – June 30, 2023 (unaudited)	800,000	$80	7,187,500	$719	$115,508	$(12,793,704)	$(12,677,397)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	800,000	$80	7,187,500	$719	$—	$(16,115,670)	$(16,114,871)
Net income	—	—	—	—	—	3,071,919	3,071,919
Balance - March 31, 2022 (unaudited)	800,000	80	7,187,500	719	—	(13,043,751)	(13,042,952)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(57,754)	(57,754)
Net income	—	—	—	—	—	1,225,756	1,225,756
Balance - June 30, 2022 (unaudited)	800,000	$80	7,187,500	$719	$—	$(11,875,749)	$(11,874,950)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,238,844)	$4,297,675
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(1,585,936)	(137,369)
Change in fair value of derivative warrant liabilities	98,500	(4,826,500)
Change in fair value of working capital loan - related party	(800)	—
Stock Compensation Expense	1,701,444	—
Changes in operating assets and liabilities:
Prepaid expenses	(22,895)	22,916
Accounts payable	304,788	(32,081)
Accrued expenses	282,979	217,093
Deferred legal fees	—	8,210
Net cash used in operating activities	(460,764)	(450,056)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	271,939,156	—
Net cash provided by investing activities	271,939,156	—

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(271,939,156)	—
Proceeds from issuance of working capital loan to related party	545,000	—
Offering costs paid	—	(75,000)
Net cash used in financing activities	(271,394,156)	(75,000)

Net change in cash	84,236	(525,056)
Cash - beginning of the period	21,548	562,346
Cash - end of the period	$105,784	$37,290

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), as of May 4, 2023, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and moved all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation to a demand deposit account at Citibank. As a result, following such liquidation, the Company will likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount the Company’s public shareholders would receive upon any redemption or liquidation of the Company.

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

JUNE 30, 2023

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would (a) modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 36 months (including 6 month extensions approved on January 31, 2023 and August 2, 2023) from the closing of this offering, or February 2, 2024, or during any Extension Period (as such period may be extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association, the “Combination Period”) or (b) with respect to any other material provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

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

On January 31, 2023, the Company held a Special Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from February 2, 2023 to August 2, 2023. In connection with such vote, on January 27, 2023, the holders of an aggregate of 26,738,255 Public Shares exercised their right to redeem their shares for an aggregate of approximately $271,939,156 in cash held in the Trust Account.

On July 25, 2023, the Company and the Sponsor, entered into a non-redemption agreement (“Non-Redemption Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 200,000 shares of the Company sold in its initial public offering (“Non-Redeemed Shares”) at the special meeting called by the Company (the “Second Special Meeting”) to approve an extension of time for the Company to consummate an initial business combination (the “Second Extension Proposal”) from August 2, 2023 to February 2, 2024 (the “Second Extension”). In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 50,000 shares of the Company held by the Sponsor immediately following consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Second Special Meeting. The Non-Redemption Agreements are not expected to increase the likelihood that the Second Extension Proposal is approved by Company shareholders but will increase the amount of funds that remain in the Company’s trust account following the Second Special Meeting.

On August 2, 2023, the Company held the Second Special Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from August 2, 2023 to February 2, 2024.

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $106,000 in its operating bank account and a working capital deficit of approximately $2.3 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $79,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. At various dates during the six months ended the Company drew down an additional $545,000 under the Sponsor Note agreement. As of June 30, 2023 and December 31, 2022, there was $645,000 and $100,000, respectively, outstanding under the Working Capital Loans.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Management has determined that the Company does not have sufficient funds and may need to borrow from its Sponsor to fund the working capital needs of the Company until the consummation of an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2023.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

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

With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, in May 2023 the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. This may reduce the amount of interest earned by the funds in the Trust Account. As of June 30, 2023, the funds in the Trust Account are held solely in an interest-bearing demand deposit account.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

At June 30, 2023, substantially all of the assets held in the Trust Account were held in cash. At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying condensed balance sheets, and fair value of the investments in the Trust Account is equal to the amortized cost basis of the money market funds.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2023 and December 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Convertible Instruments

The Company accounted for the Working Capital Loans, as described in Note 4, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

It was determined that the conversion option was de minimis, as such the Company has recorded the Working Capital Loans at par value.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the year ended December 31, 2021, of the total offering costs of the Initial Public Offering, approximately $590,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $15.8 million is allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company will keep deferred underwriting commissions classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 800,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, and as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheets. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 2,011,744 and 28,750,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,850,000 Class A ordinary shares in the calculation of diluted (loss) income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per share ordinary for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net (loss) income - Basic and diluted	$(62,993)	$(161,024)	$985,943	$239,813	$(616,481)	$(622,363)	$3,456,857	$840,818

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,811,745	7,187,500	29,550,000	7,187,500	7,119,575	7,187,500	29,550,000	7,187,500
Basic and diluted net (loss) income per ordinary share	$(0.02)	$(0.02)	$0.03	$0.03	$(0.09)	$(0.09)	$0.12	$0.12

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

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

On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. The Company drew down $250,000, $75,000, $20,000, $25,000 and $175,000 under the Sponsor Note, on January 31, 2023, February 27, 2023, March 24, 2023, April 25, 2023 and May 9, 2023 respectively. As of June 30, 2023 and December 31, 2022, the Company had borrowings of $645,000 and $100,000, respectively, under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement pursuant to which, commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for administrative and other related services provided to the Company in the amount of $50,000 per month; provided, however that such amount may be higher or lower depending on actual costs incurred during the month. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed statements of operations. For the three and six months ended June 30, 2023, the Company incurred $150,000 and $300,000, respectively, in administrative expenses. For the three and six months ended June 30, 2022, the Company incurred $150,000 and $300,000, respectively, in administrative expenses. As of June 30, 2023, the Company had a $785,000 outstanding balance, which has been included in accrued expenses on the condensed balance sheets. As of December 31, 2022, the Company had a $600,000 outstanding balance, which has been included in accrued expenses on the condensed balance sheets.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than these payments and reimbursements, no compensation of any kind, including finders’ and consulting fees, will be paid by the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the initial Business Combination. For the three and six months ended June 30, 2023, there was $1,141 incurred for such expenses included in general and administrative expenses in the accompanying statements of operations. For the three and six months ended June 30, 2022, there was $16,121 incurred for such expenses included in general and administrative expenses in the accompanying statements of operations. There was no outstanding balance in the accompanying condensed balance sheets as of June 30, 2023 and December 31, 2022.

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

The fair value of the founders shares was based on the following significant inputs:

January 25,
2023
Share price at grant date	$10.03
Risk-free interest rate	4.67%
Remaining life of SPAC (assuming the Extended Date)	0.52
Value in no De-SPAC scenario	$10.39
Probability of transaction	50%
Discount rate	5%

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The allocation of the Founder Shares to the advisor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the aggregate fair value of the 350,000 founders shares attributable to the advisor to be $1,701,444 or $4.86 per share. The Founder Shares were granted subject to a performance condition (i.e., the listing on NYSE American). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of June 30, 2023, the performance condition had been met and therefore, $1,701,444 of stock-based compensation expenses has been recognized in the accompanying condensed statement of operations as of June 30, 2023.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The fair value of the founders shares was based on the following significant inputs:

March 21, 2023
Share price at grant date	$10.15
Risk-free interest rate	4.62%
Remaining life of SPAC (assuming the Extended Date)	0.37
Share price in no De-SPAC scenario	$10.39
Probability of transaction	50%
Discount rate	5%

Note 6 — Derivative Warrant Liabilities

As of June 30, 2023 and December 31, 2022, the Company had 9,583,333 Public Warrants and 266,667 Private Warrants outstanding.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2023 and December 31, 2022, there were 2,811,744 and 29,550,000 shares of Class A ordinary shares outstanding, of which 2,011,744 and 28,750,000 shares were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Class A ordinary shares issuance costs	(15,806,778)
Plus:
Accretion of carrying value to redemption value	26,156,778
Class A ordinary shares subject to possible redemption at December 31, 2021	287,500,000
Increase in Class A ordinary shares subject to possible redemption	3,925,100
Class A ordinary shares subject to possible redemption at December 31, 2022	291,425,100
Less:
Redemption of Class A ordinary shares subject to possible redemption	(271,939,156)
Plus:
Increase in Class A ordinary shares subject to possible redemption	1,406,202
Class A ordinary shares subject to possible redemption at March 31, 2023	20,892,146
Plus:
Increase in Class A ordinary shares subject to possible redemption	179,734
Class A ordinary shares subject to possible redemption at June 30, 2023	$21,071,880

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 2,811,744 and 29,550,000 shares of Class A ordinary shares outstanding, of which 2,011,744 and 28,750,000 were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets, respectively, (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 7,187,500 Class B ordinary shares issued and outstanding (see Note 4).

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2023
	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$287,500	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$8,000	$—

December 31, 2022
	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - US Treasury securities	$291,525,100	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$191,667	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$5,333	$—
Working capital loan - related party	$—	$100,800	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement at the same time as Public Warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The Public Warrants were still held at Level 2 as of June 30, 2023. There were no other transfers to/from Levels 1, 2, and 3 during the period ended June 30, 2023 and December 31, 2022.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

There were no Level 3 measurement inputs used at June 30, 2023 and December 31, 2022.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date of the unaudited condensed financial statements were issued. Based upon this review, other than described below the Company determined that there have been no other events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Agreement and Plan of Merger

On July 21, 2023, the Company (including the successor after the Domestication (as defined below), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BLUA Merger Sub LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Spinal Stabilization Technologies, LLC, a Texas limited liability company (“SST”). Pursuant to the Merger Agreement, (i) the Company will domesticate from a Cayman Islands exempted company to a Delaware corporation (the “Domestication”) and (ii) on the Closing Date, following the Domestication, Merger Sub will merge with and into SST (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”) with SST continuing as the surviving entity of the Merger and a subsidiary of the Company (the “Surviving Company”). The Company following the Business Combination is also referred to as “Surviving Pubco.”

Following the consummation of the Business Combination, the combined company will be organized in an “Up-C” structure. The combined company’s business will continue to operate through the Surviving Company and its subsidiaries and the Surviving Pubco’s sole direct asset will be the equity interests of the Surviving Company held by it.

The Domestication

Prior to the Closing (as defined below), upon the terms and subject to the conditions of the Merger Agreement, the Company will domesticate as a Delaware corporation in accordance with the Delaware General Corporation Law and the Cayman Islands Companies Law (the “Domestication”).

In connection with the Domestication, each issued and outstanding Class A ordinary share and Class B ordinary share of the Company will convert into one share of Class A common stock of Surviving Pubco, and each issued and outstanding warrant to purchase Class A ordinary shares of the Company will be exercisable by its terms to purchase an equal number of shares of Class A common stock of Surviving Pubco.

Merger Consideration

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the Company, SST or any holder of SST membership units immediately prior to the Effective Time (the “Holders”), each SST membership unit that is issued and outstanding immediately prior to the Effective Time shall automatically be converted into and become the right to receive the portion of the shares of Surviving Company Class A Membership Units and Surviving Pubco Class V Common Stock representing, in the aggregate, the Merger Consideration (with each Holder receiving a number of Surviving Company Class A Membership Units and a corresponding number of Surviving PubCo Class V Common Stock equal to the quotient of (a) the amount of cash that the Holder would have received had SST sold all of its assets and made a final liquidating distribution of cash to the Holders in an amount equal to $240,000,000 in accordance with Section 5.4 of SST’s operating agreement, divided by (b) $10.00), in each case, as more particularly

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

set forth on an allocation statement to be delivered by SST to the Company in connection with the consummation of the transactions contemplated by the Merger Agreement (the “Closing”). For purposes of the Merger Agreement, the “Merger Consideration” means a number of Surviving Company Class A Membership Units equal to the quotient determined by dividing $240,000,000 by $10.00 and an equal number of shares of Surviving Pubco Class V Common Stock.

For additional information, refer to BlueRiver’s Current Report on Form 8-K, as filed with the SEC on July 24, 2023.

Non-Redemption Agreement

On July 25, 2023, the Company and the Sponsor, entered into a non-redemption agreement (“Non-Redemption Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 200,000 shares of the Company sold in its initial public offering (“Non-Redeemed Shares”) at the special meeting called by the Company (the “Second Special Meeting”) to approve an extension of time for the Company to consummate an initial business combination (the “Second Extension Proposal”) from August 2, 2023 to February 2, 2024 (the “Second Extension”). In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 40,000 shares of the Company held by the Sponsor immediately following consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Second Special Meeting. The Non-Redemption Agreements are not expected to increase the likelihood that the Second Extension Proposal is approved by Company shareholders but will increase the amount of funds that remain in the Company’s trust account following the Second Special Meeting.

Second Special Meeting

On August 2, 2023, the Company held the Second Special Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from August 2, 2023 to February 2, 2024.

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

On August 2, 2023, we held a Second Special Meeting at which the shareholders voted to extend the time we have to consummate an initial business combination from August 2, 2023 to February 2, 2024.

Proposed Business Combination

On July 21, 2023, the Company (including the successor after the Domestication (as defined below), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BLUA Merger Sub LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Spinal Stabilization Technologies, LLC, a Texas limited liability company (“SST”). Pursuant to the Merger Agreement, (i) the Company will domesticate from a Cayman Islands exempted company to a Delaware corporation (the “Domestication”) and (ii) on the Closing Date, following the Domestication, Merger Sub will merge with and into SST (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”) with SST continuing as the surviving entity of the Merger and a subsidiary of the Company.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $106,000 in cash and a working capital deficit of approximately $2.3 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined above in Note 4), the loan of approximately $79,000 from the Sponsor under the Note (as defined above in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined above in Note 4). On November 9, 2022, we entered into a promissory note agreement (“Sponsor Note”) with our Sponsor, providing us the ability to borrow up to $1.5 million. On November 17, 2022, we drew down $100,000 under the Sponsor Note agreement. At various dates during the six months ended the Company drew down an additional $545,000 under the Sponsor Note agreement. As of June 30, 2023 and December 31, 2022, there was $645,000 and $100,000, respectively, outstanding under Working Capital Loans.

Management has determined that we do not have sufficient funds and may need to borrow from our Sponsor to fund our working capital needs until the consummation of an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, and mandatory liquidation and subsequent dissolution raises substantial doubt about the our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 2, 2024. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date.

Results of Operations

Our entire activity since inception up to June 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had net loss of approximately $224,000, which consisted of approximately $5,000 of change in fair value of working capital loan - related party, approximately $333,000 in general and administrative expenses and $150,000 in general and administrative expenses to related party, partially offset by approximately $180,000 from investment income on the Trust Account and  $74,000 change in fair value of derivative liabilities.

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

For the six months ended June 30, 2023, we had net loss of approximately $1.2 million, which consisted of approximately $800 of change in fair value of working capital loan - related party, approximately $99,000 change in fair value of derivative liabilities, approximately $2.4 million in general and administrative expenses and $300,000 in general and administrative expenses to related party, partially offset by approximately $1.6 million from investment income on the Trust Account.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants as of June 30, 2023 and December 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loan - Related Party

We have elected the fair value option to account for its working capital loan-related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized as of June 30, 2023, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the unaudited condensed statements of operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description
2.1**	Agreement and Plan of Merger, dated July 21, 2023, by and among BlueRiver, Merger Sub, and SST.
10.1**	Form of Sponsor Support Agreement.
10.2**	Form of Company Member Support Agreement.
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

**   Previously filed on the Company’s Current Report on Form 8-K filed on July 24, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2023		BLUERIVER ACQUISITION CORP.
	By:	/s/ John Gregg
	Name:	John Gregg
	Title:	Co-Chief Executive Officer