Form 10-Q
period 2023-09-30
BlueRiver Acquisition Corp.
filed 2023-11-14
CIK 1831006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 2,672,928 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

BLUERIVER ACQUISITION CORP.

Form 10-Q

For Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed consolidated Financial Statements

BLUERIVER ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$17,188	$21,548
Prepaid expenses	21,250	19,605
Total current assets	38,438	41,153
Cash and investments held in Trust Account	19,944,334	291,525,100
Total Assets	$19,982,772	$291,566,253

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,258,383	$555,911
Accrued expenses	1,153,000	602,021
Due to related party	20,930	—
Working capital loan - related party	694,000	100,800
Total current liabilities	4,126,313	1,258,732
Deferred legal fees	176,982	176,982
Deferred underwriting commissions	—	10,062,500
Derivative warrant liabilities	492,500	197,000
Total liabilities	4,795,795	11,695,214

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,872,928 and 28,750,000 shares issued and outstanding at approximately $10.60 and $10.14 per share as of September 30, 2023 and December 31, 2022, respectively	19,844,335	291,425,100

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 800,000 non-redeemable shares issued and outstanding as of September 30, 2023 and December 31, 2022	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022	719	719
Additional paid-in capital	1,653,849	—
Accumulated deficit	(6,312,006)	(11,554,860)
Total shareholders’ deficit	(4,657,358)	(11,554,061)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$19,982,772	$291,566,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$3,477,461	$105,837	$5,904,541	$455,910
General and administrative expenses - related party	150,000	155,724	450,000	471,845
Loss from operations	(3,627,461)	(261,561)	(6,354,541)	(927,755)

Other income:
Interest income from cash and investments held in Trust Account	243,659	901,194	1,829,595	1,038,563
Change in fair value of derivative warrant liabilities	(197,000)	591,000	(295,500)	5,417,500
Gain from extinguishment of deferred underwriting commissions	362,250	—	362,250	—
Change in fair value of working capital loan - related party	—	—	800	—
Total other income, net	408,909	1,492,194	1,897,145	6,456,063

Net income (loss)	$(3,218,552)	$1,230,633	$(4,457,396)	$5,528,308

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	2,722,722	29,550,000	5,632,404	29,550,000
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$(0.32)	$0.03	$(0.35)	$0.15

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	(0.32)	0.03	(0.35)	0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	800,000	$80	7,187,500	$719	$—	$(11,554,860)	$(11,554,061)
Stock compensation expense	—	—	—	—	1,701,444	—	1,701,444
Shareholder non-redemption agreement	—	—	—	—	2,333,639	—	2,333,639
Contribution from the Sponsor	—	—	—	—	(2,333,639)	—	(2,333,639)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(1,406,202)	—	(1,406,202)
Net loss	—	—	—	—	—	(1,014,827)	(1,014,827)
Balance - March 31, 2023 (unaudited)	800,000	80	7,187,500	719	295,242	(12,569,687)	(12,273,646)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(179,734)	—	(179,734)
Net loss	—	—	—	—	—	(224,017)	(224,017)
Balance – June 30, 2023 (unaudited)	800,000	80	7,187,500	719	115,508	(12,793,704)	(12,677,397)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(243,659)	9,700,250	9,456,591
Shareholder non-redemption agreement	—	—	—	—	1,782,000	—	1,782,000
Net loss	—	—	—	—	—	(3,218,552)	(3,218,552)
Balance – September 30, 2023 (unaudited)	800,000	$80	7,187,500	$719	$1,653,849	$(6,312,006)	$(4,657,358)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	800,000	$80	7,187,500	$719	$—	$(16,115,670)	$(16,114,871)
Net income	—	—	—	—	—	3,071,919	3,071,919
Balance - March 31, 2022 (unaudited)	800,000	80	7,187,500	719	—	(13,043,751)	(13,042,952)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(57,754)	(57,754)
Net income	—	—	—	—	—	1,225,756	1,225,756
Balance – June 30, 2022 (unaudited)	800,000	80	7,187,500	719	—	(11,875,749)	(11,874,950)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(901,194)	(901,194)
Net income	—	—	—	—	—	1,230,633	1,230,633
Balance – September 30, 2022 (unaudited)	800,000	$80	7,187,500	$719	$—	$(11,546,310)	$(11,545,511)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(4,457,396)	$5,528,308
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(1,829,595)	(1,038,563)
Change in fair value of derivative warrant liabilities	295,500	(5,417,500)
Change in fair value of working capital loan - related party	(800)	—
Stock compensation expense	3,483,444	—
Gain from extinguishment of deferred underwriting commissions	(362,250)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,645)	85,416
Accounts payable	1,723,402	(12,883)
Accrued expenses	550,980	365,593
Deferred legal fees	—	8,210
Net cash used in operating activities	(598,360)	(481,419)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	273,410,361	—
Net cash provided by investing activities	273,410,361	—

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(273,410,361)
Proceeds from issuance of working capital loan to related party	594,000	—
Offering costs paid	—	(75,000)
Net cash used in financing activities	(272,816,361)	(75,000)

Net change in cash	(4,360)	(556,419)
Cash - beginning of the period	21,548	562,346
Cash - end of the period	$17,188	$5,927

Supplemental disclosure of noncash financing activities:
Accounts payable paid by the Sponsor	$20,930	$—
Forgiveness of deferred underwriting fee payable allocated to Class A ordinary shares	$9,700,250	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company has one subsidiary, BLUA Merger Sub LLC, a direct wholly owned subsidiary of the Company incorporated in Texas on July 17, 2023. As of September 30, 2023, the subsidiary had no activity.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its cash and investments held in the trust account from the proceeds of its Initial Public Offering.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

In connection with the Second Special Meeting, the holders of an aggregate of 138,816 Public Shares exercised their right to redeem their shares for an aggregate of approximately $1,471,204 in cash held in the Trust Account.

Liquidity and Going Concern

As of September 30, 2023, the Company had approximately $17,000 in its operating bank account and a working capital deficit of approximately $4.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $79,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. At various dates during the nine months ended September 30, 2023 the Company drew down an additional $594,000 under the Sponsor Note agreement. As of September 30, 2023 and December 31, 2022, there was $694,000 and $100,000, respectively, outstanding under the Working Capital Loans.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Management has determined that the Company does not have sufficient funds and may need to borrow from its Sponsor to fund the working capital needs of the Company until the consummation of an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2024. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, the Israel – Hamas conflict and the Russia – Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed consolidated or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with FASB Accounting Standard Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, in May 2023 the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. This may reduce the amount of interest earned by the funds in the Trust Account. As of September 30, 2023, the funds in the Trust Account are held solely in an interest-bearing demand deposit account.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

At September 30, 2023, substantially all of the assets held in the Trust Account were held in cash. At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying condensed consolidated balance sheets, and fair value of the investments in the Trust Account is equal to the amortized cost basis of the money market funds.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year that exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets due to their short-term nature, except for derivative warrant liabilities (see Note 9).

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2023 and December 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the year ended December 31, 2021, of the total offering costs of the Initial Public Offering, approximately $590,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed consolidated statements of operations and approximately $15.8 million is allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company will keep deferred underwriting commissions classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 800,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, and as such are considered non-redeemable and presented as permanent equity in the Company’s condensed consolidated balance sheets. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 1,872,928 and 28,750,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,850,000 Class A ordinary shares in the calculation of diluted (loss) income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per share ordinary for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss) - Basic and diluted	$(884,261)	$(2,334,291)	$989,866	$240,767	$(1,958,350)	$(2,499,046)	$4,446,723	$1,081,585

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,722,722	7,187,500	29,550,000	7,187,500	5,632,404	7,187,500	29,550,000	7,187,500
Basic and diluted net income (loss) per ordinary share	$(0.32)	$(0.32)	$0.03	$0.03	$(0.35)	$(0.35)	$0.15	$0.15

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Due to Related Party

As of September 30, 2023, the Sponsor has paid $20,930 of expenses on behalf on Company, which are included in due to related party in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2023.

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

On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. The Company drew down $250,000, $75,000, $20,000, $25,000, $175,000, $25,000 and $24,000 under the Sponsor Note, on January 31, 2023, February 27, 2023, March 24, 2023, April 25, 2023, May 9, 2023, August 24, 2023 and September 25, 2023, respectively. As of September 30, 2023 and December 31, 2022, the Company had borrowings of $694,000 and $100,000, respectively, under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement pursuant to which, commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for administrative and other related services provided to the Company in the amount of $50,000 per month; provided, however that such amount may be higher or lower depending on actual costs incurred during the month. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company incurred $150,000 and $450,000, respectively, in administrative expenses. For the three and nine months ended September 30, 2022, the Company incurred $150,000 and $450,000, respectively, in administrative expenses. As of September 30, 2023, the Company had a $877,000 outstanding balance, which has been included in accrued expenses on the condensed consolidated balance sheets. As of December 31, 2022, the Company had a $600,000 outstanding balance, which has been included in accrued expenses on the condensed consolidated balance sheets.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than these payments and reimbursements, no compensation of any kind, including finders’ and consulting fees, will be paid by the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the initial Business Combination. For the three and nine months ended September 30, 2023, there was $2,465 incurred for such expenses included in general and administrative expenses in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, there was $16,121 incurred for such expenses included in general and administrative expenses in the accompanying condensed consolidated statements of operations. There was no outstanding balance in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

On July 25, 2023, the Sponsor entered into Non-Redemption Agreements with various shareholders of the Company pursuant to which these shareholders have committed not to redeem their BLUA shares in connection with the Special Meeting held on August 2, 2023, but still retained their right to redeem in connection with the closing of the Business Combination. The commitment to not redeem was accepted by holders of 1,784,570 shares of Class A ordinary shares. In consideration of this agreement, the Sponsor agreed to transfer a portion of its Class B ordinary shares to the Non-Redeeming Shareholders at the closing of the Business Combination. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 40,000 shares of the Company held by the Sponsor immediately following consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Meeting. The Company estimated the aggregate fair value of the 356,914 founders shares attributable to the Non-Redeeming Shareholders to be $1,782,000 or $4.99 per share. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a compensation expense to the holders by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

The fair value of the founders shares was based on the following significant inputs:

July 25,
2023
Share price at grant date	$10.71
Risk-free interest rate	5.43%
Remaining life of SPAC (assuming the Extended Date)	0.53
Value in no De-SPAC scenario	$10.60
Probability of transaction	50%
Discount rate	5%

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On September 21, 2023, Gold Sachs & Co. LLC waived its entitlement to the payment of $10,062,500 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO, in respect to any Business Combination.

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

The allocation of the Founder Shares to the advisor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the aggregate fair value of the 350,000 founders shares attributable to the advisor to be $1,701,444 or $4.86 per share. The Founder Shares were granted subject to a performance condition (i.e., the listing on NYSE American). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of March 31, 2023, the performance condition had been met and therefore, $1,701,444 of stock-based compensation expenses has been recognized in the accompanying condensed consolidated statement of operations as of March 31, 2023.

The fair value of the founders shares was based on the following significant inputs:

March 21, 2023
Share price at grant date	$10.15
Risk-free interest rate	4.62%
Remaining life of SPAC (assuming the Extended Date)	0.37
Share price in no De-SPAC scenario	$10.39
Probability of transaction	50%
Discount rate	5%

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Advisory Agreement

On March 22, 2023, the Company entered into an agreement for advisory services in which the advisor will act as the Company’s capital markets advisor in connection with capital or debt raising transaction that will be consummated prior to the Company’s initial business combination transaction with the Target (“Offering” or "Transaction").

The Company shall pay the advisor in connection with the engagement, if (and only if) the Company consummates a Transaction with Target, the Company shall pay the advisor (i) an advisory fee equal to $2,000,000 in U.S. dollars simultaneously with the closing of the Transaction (the “Advisory Fee”); provided, however, up to $500,000 of the Advisory Fee may be paid by (or on behalf) of the Company in the form of up to 50,000 shares of common stock or equivalent equity (the “Deferred Shares”) of the publicly listed ultimate surviving parent company of the Transaction (the “Post-Closing Company”) which Deferred Shares be valued at $10.00 per shar and shall be issued at the closing of the Transaction if Client delivers a written notice to the advisor that it elects to deliver and (ii) a transaction fee in connection with any Offering of an amount equal to (A) 2.0% of the gross proceeds raised from investors and received by the Company or Target simultaneously with or before the closing of the Offering plus (B) 2.0% of the gross proceeds released from the Trust Account with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem shares of Client’s securities (the “Offering Fee”, and together with the Advisory Fee, the “Transaction Fee”). The Transaction Fee and each of its components, other than the Deferred Shares (if elected by Client), shall be payable in U.S. dollars by Client and all components of the Transaction Fee shall be due to the advisor simultaneously with the closing of the Transaction.

In addition to the Transaction Fee, the Company may, in its sole discretion, pay to the advisor a discretionary fee in an amount equal to $500,000.00, payable upon the closing of the Transaction, if the Company determines in its sole discretion and judgment that the performance of the advisor in connection the Transaction warrants such additional fee.

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

Merger Consideration

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the Company, SST or any holder of SST membership units immediately prior to the Effective Time (the “Holders”), each SST membership unit that is issued and outstanding immediately prior to the Effective Time shall automatically be converted into and become the right to receive the portion of the shares of Surviving Company Class A Membership Units and Surviving Pubco Class V Common Stock representing, in the aggregate, the Merger Consideration (with each Holder receiving a number of Surviving Company Class A Membership Units and a corresponding number of Surviving PubCo Class V Common Stock equal to the quotient of (a) the amount of cash that the Holder would have received had SST sold all of its assets and made a final liquidating distribution of cash to the Holders in an amount equal to $240,000,000 in accordance with Section 5.4 of SST’s operating agreement, divided by (b) $10.00), in each case, as more particularly set forth on an allocation statement to be delivered by SST to the Company in connection with the consummation of the transactions contemplated by the Merger Agreement (the “Closing”). For purposes of the Merger Agreement, the “Merger Consideration” means a number of Surviving Company Class A Membership Units equal to the quotient determined by dividing $240,000,000 by $10.00 and an equal number of shares of Surviving Pubco Class V Common Stock.

For additional information, refer to BlueRiver’s Current Report on Form 8-K, as filed with the SEC on July 24, 2023.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Non-Redemption Agreement

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

Note 6 — Derivative Warrant Liabilities

As of September 30, 2023 and December 31, 2022, the Company had 9,583,333 Public Warrants and 266,667 Private Warrants outstanding.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2023 and December 31, 2022, there were 2,811,744 and 29,550,000 shares of Class A ordinary shares outstanding, of which 1,872,928 and 28,750,000 shares were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Class A ordinary shares issuance costs	(15,806,778)
Plus:
Accretion of carrying value to redemption value	26,156,778
Class A ordinary shares subject to possible redemption at December 31, 2021	287,500,000
Increase in Class A ordinary shares subject to possible redemption	3,925,100
Class A ordinary shares subject to possible redemption at December 31, 2022	291,425,100
Less:
Redemption of Class A ordinary shares subject to possible redemption	(271,939,156)
Plus:
Increase in Class A ordinary shares subject to possible redemption	1,406,202
Class A ordinary shares subject to possible redemption at March 31, 2023	20,892,146
Plus:
Increase in Class A ordinary shares subject to possible redemption	179,734
Class A ordinary shares subject to possible redemption at June 30, 2023	21,071,880
Less:
Redemption of Class A ordinary shares subject to possible redemption	(1,471,204)
Decrease in Class A ordinary shares subject to possible redemption	(9,456,591)
Plus:
Waiver of Class A shares issuance costs	9,700,250
Class A ordinary shares subject to possible redemption at September 30, 2023	$19,844,335

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 2,672,928 and 29,550,000 shares of Class A ordinary shares outstanding, of which 1,872,928 and 28,750,000 were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets, respectively, (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 7,187,500 Class B ordinary shares issued and outstanding (see Note 4).

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2023

	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$479,167	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$13,333	$—

December 31, 2022

	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - US Treasury securities	$291,525,100	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$191,667	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$5,333	$—
Working capital loan - related party	$—	$100,800	$—

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement at the same time as Public Warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The Public Warrants were still held at Level 2 as of September 30, 2023. There were no other transfers to/from Levels 1, 2, and 3 during the period ended September 30, 2023.

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

There were no Level 3 measurement inputs used at September 30, 2023 and December 31, 2022.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date of the unaudited condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company determined that there have been no other events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

On October 10, 2023, the Company filed a preliminary Registration Statement on form S-4 in relation to the agreement and plan of merger with the Merger Sub, and SST.

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

On October 10, 2023, the Company filed a preliminary Registration Statement on form S-4 in relation to the agreement and plan of merger with the Merger Sub, and SST.

Liquidity and Going Concern

As of September 30, 2023, we had approximately $17,000 in cash and a working capital deficit of approximately $4.1 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined above in Note 4), the loan of approximately $79,000 from the Sponsor under the Note (as defined above in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined above in Note 4). On November 9, 2022, we entered into a promissory note agreement (“Sponsor Note”) with our Sponsor, providing us the ability to borrow up to $1.5 million. On November 17, 2022, we drew down $100,000 under the Sponsor Note agreement. At various dates during the six months ended the Company drew down an additional $545,000 under the Sponsor Note agreement. As of September 30, 2023 and December 31, 2022, there was $694,000 and $100,000, respectively, outstanding under Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to September 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023, we had net loss of approximately $3,200,000, which consisted of approximately $3,600,000 in general and administrative expenses and $150,000 in general and administrative expenses to related party and $197,000 change in fair value of derivative liabilities, offset by approximately $244,000 from investment income on the Trust Account and gain from extinguishment of deferred underwriting commissions of approximately $362,000.

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

For the nine months ended September 30, 2023, we had net loss of approximately $4.5 million, which consisted of approximately $296,000 change in fair value of derivative liabilities, approximately $6.4 million in general and administrative expenses and $450,000 in general and administrative expenses to related party, partially offset by approximately $800 of change in fair value of working capital loan - related party, approximately $1.8 million from investment income on the Trust Account and gain from extinguishment of deferred underwriting commissions of approximately $362,000.

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

On September 21, 2023, Gold Sachs & Co. LLC waived its entitlement to the payment of $10,062,500 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO, in respect to any Business Combination.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates:

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants as of September 30, 2023 and December 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loan - Related Party

We have elected the fair value option to account for its working capital loan-related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized as of September 30, 2023, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the unaudited condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2023	BLUERIVER ACQUISITION CORP.

	By:	/s/ John Gregg
	Name:	John Gregg
	Title:	Co-Chief Executive Officer