Form 10-K
period 2023-12-31
BlueRiver Acquisition Corp.
filed 2024-02-27
CIK 1831006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number: 001-39961

BLUERIVER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	6770	95-1577027
(State or other jurisdiction of incorporation or organization)	(primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

250 West Nottingham Drive, Suite 400 San Antonio, Texas	78209
(Address Of Principal Executive Offices)	(Zip Code)

(210)832-3305

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares included as part of the units	BLUA	NYSE American LLC

Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	BLUA WS	NYSE American LLC

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	BLUA.U	NYSE American LLC

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

Based on the closing price of $10.49 per share on June 30, 2023, the aggregate market value of our voting and non-voting ordinary shares held by non-affiliates on such date was approximately $29,495,205.05.

As of February 27, 2024, there were 823,623 units, 1,544,087 Class A ordinary shares, par value $0.0001 per share, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 9,575,395 warrants of the company issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “we,” “us,” “our” or “our Company” are to BlueRiver Acquisition Corp., a Cayman Islands exempted company;

●	“founders” are to John Gregg, our Co-Chairman and Co-Chief Executive Officer and Randall Mays, our Co-Chairman, Co-Chief Executive Officer and Chief Financial Officer;

●	“founder shares” are to our Class B ordinary shares outstanding as of this Annual Report on Form 10-K and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“Goldman Sachs” are to Goldman Sachs & Co. LLC, the underwriter in the Initial Public Offering;

●	“Initial Public Offering” are to the Company’s offering on February 2, 2021 of 28,750,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $16.4 million, inclusive of approximately $10.1 million in deferred underwriting commissions;

●	“initial shareholders” are to our sponsor, and each other holder of founder shares upon the consummation of this offering;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE American” are to the NYSE American LLC;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“our management team” are to our executive officers and directors;

●	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;

●	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the Initial Public Offering, which private placement units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions as described in the Company’s final prospectus;

●	“private placement warrants” are to the warrants sold as part of the private placement units or issuable upon conversion of working capital loans, if any;

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

●	“sponsor” are to BlueRiver Ventures, LLC, a Cayman Islands exempted company; and

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate partner business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective partner business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective partner businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic; including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine and Israel and Hamas, terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our Initial Public Offering.

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

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination partners, which may make it difficult for us to enter into a business combination with a partner.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial business combination during any extension of the time the Company has to consummate an initial business combination (an “Extension Period”) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine and Israel and Hamas, terrorism, sanctions or other geopolitical events globally, the COVID 19 coronavirus pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets

●	We may not be able to consummate an initial business combination during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate during any Extension Period, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

v

PART I

Item 1. Business

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

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and were invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On March 28, 2023, the Company initiated the process of converting all of the assets held in the Trust Account into cash, which was deposited in a non-interest bearing account. As of May 4, 2023. the Company deposited the assets held in the Trust Account in an interest-bearing demand deposit account at a bank. Interest on such deposit account is expected to be approximately 4.6% per annum, but such deposit account carries a variable rate and the Company cannot provide assurances that such rate will not decrease or increase significantly.

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

Extension of Deadline to Complete an Initial Business Combination

On January 31, 2023, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from February 2, 2023 to August 2, 2023, the date (the “Termination Date”) by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities (a “Business Combination”), the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In connection with the General Meeting and vote to extend the Termination Date, shareholders elected to redeem 26,738,256 Public Shares. Following such redemptions, approximately $20,989,598 million remained in the Trust Account and 2,811,745 Public Shares remain issued and outstanding.

On August 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Second General Meeting”) to consider and vote upon a proposal to amend BlueRiver’s amended and restated memorandum and articles of association to extend the Termination Date from August 2, 2023 to February 2, 2024. In connection with the Second General Meeting and vote to extend the Termination Date, shareholders elected to redeem 138,816 Public Shares. Following such redemptions, approximately $19,849,725 remained in the Trust Account and 1,872,928 Public Shares remain issued and outstanding.

On February 2, 2024, BlueRiver held an extraordinary general meeting of shareholders (the “Third General Meeting”) to consider and vote upon a proposal to amend BlueRiver’s amended and restated memorandum and articles of association to extend the Termination Date from February 2, 2024, up to 6 times by an additional 1 month each month after the Original Termination Date, by resolution of our board of directors, upon deposit of $0.025 into the Company’s Trust Account for each Public Share that was not redeemed in connection with the Third General Meeting until August 2, 2024. In connection with the Third General Meeting and vote to extend the Termination Date, shareholders elected to redeem 305,218 Public Shares. Following such redemptions, approximately $16,958,072 remained in the Trust Account and 1,567,710 Public Shares remained outstanding.

Transfer to NYSE American

On March 9, 2023, the Company announced its intention to transfer the listing of its securities from NYSE to the NYSE American. The Company’s decision to transfer to the NYSE American was made to permit the continued listing of its securities following recent redemptions of its Class A common stock in connection with the vote to extend the deadline by which the Company must complete its initial business combination. In connection with the transfer, the Company voluntarily delisted from the NYSE. On March 13, 2023, the trading in the securities of the Company was halted at the close of the market by the NYSE due to the Company’s inability to meet the requirements of Section 802.01B of the NYSE’s Listed Company Manual. On March 21, 2023, the Company was authorized to list its securities on the NYSE American and began trading on the NYSE American on March 24, 2023.

Notice of Delisting

On February 2, 2024, the Company received a letter from the NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Class A ordinary shares, Units and Warrants (collectively, the “Securities”) pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement.

As indicated in the letter from NYSE American, the Company has a right to a review of the delisting determination by a Committee of the Board of Directors of the Exchange, and on February 9, 2024, the Company requested such review hearing.

Proposed Business Combination

On July 21, 2023, the Company entered into an Agreement and Plan of Merger (as amended on February 2, 2024, the “Merger Agreement”) with BLUA Merger Sub LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Spinal Stabilization Technologies, LLC, a Texas limited liability company (“SST”). Pursuant to the Merger Agreement, (i) the Company will de-register as an exempted company in the Cayman Islands and transfer by way of continuation as a Delaware corporation (the “Domestication”) and (ii) on the Closing Date, following the Domestication, Merger Sub will merge with and into SST (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”) with SST continuing as the surviving entity of the Merger and a subsidiary of the Company (the “Surviving Company”). We also refer to the Company following the Business Combination as “Surviving Pubco.”

Following the consummation of the Business Combination, the combined company will be organized in an “Up-C” structure. The combined company’s business will continue to operate through the Surviving Company and its subsidiaries and the Surviving Pubco’s sole direct asset will be the equity interests of the Surviving Company held by it.

Additional information regarding SST and the Business Combination is available in the proxy statement/prospectus contained in the Company’s Registration Statement on Form S-4, as amended, most recently filed by the Company with the SEC on February 8, 2024.

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

The management team intends to capitalize on opportunities presented by the changing dynamics in our focus industries by seeking a company that is benefitting from the following trends:

●	Next-generation technology that has the potential to unlock growth and new market opportunities including 5G, high-speed internet, IoT, artificial intelligence, new platforms for content and entertainment consumption, big data, music and media monetization and others.

●	Service providers that benefit from long term impacts of next generation technology spend.

●	Leading brands and differentiated intellectual property that can be further monetized on a global basis.

●	Changes in consumer behavior creating new avenues of content monetization.

●	Evolving business models that create opportunities for recurring, reoccurring and subscription like revenue.

●	Regulatory changes that create or open new markets which lead to significant economic activity and value creation opportunity.

●	Companies that require additional capital to recover or accelerate growth following the impact of COVID-19. Many sound businesses have been temporarily impacted by COVID-19 and the unforeseen economic circumstances. The temporary dislocation caused by COVID-19 creates opportunities to support sound businesses, and reset certain strategies that would have otherwise been difficult to reset before COVID-19 while capitalizing on attractive valuations.

●	We also believe COVID-19 has changed or accelerated certain key trends in the technology, media, telecom and entertainment industries. We believe there are significant opportunities to provide the companies changing and accelerating the key trends with capital at attractive valuations.

Business Combination Criteria

Consistent with our Business Strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

●	Benefit from our Management Team’s Relationships and Experience. We intend to capitalize on our management team’s multi-decade experience as owners, operators, advisors, and investors in our target industries. Business combination opportunities will be sourced from our management team’s extensive and differentiated network of owner, board, corporate executive, family office and CEO-level relationships. We intend to be proactive, disciplined and highly selective in sourcing potential targets that could otherwise not be available to other potential buyers. We believe that the experience and capabilities of our management team will make us an attractive target to potential target businesses. In addition, our management team maintains relationships with pre-eminent private and public market investors as well as sovereign wealth funds, which will present a number of competitive advantages in deal flow.

●	Compelling Revenue, Free Cash Flow and Value Creation Prospects. We will seek to acquire one or more businesses that we believe will have multiple organic and M&A-driven growth opportunities over time. We will search for attractive, growth-oriented businesses that exhibit sound, underlying fundamentals as well as demonstrated revenue growth and a clear path to increased profitability and free cash flow generation. This includes such potential targets that are currently, or that we believe have the potential to be, a category leader with long-term growth potential.

●	Defensible Market Position. We intend to target companies that have a strong market position and significant barriers to entry. We believe moats can exist and be created through differentiated technology, product innovation, strong distribution capabilities, diversified customer base, intellectual property and brand or other factors, which lead to low risks of disruption from new technologies or new entrants.

●	Location. We are searching for attractive target acquisition opportunities globally, with a particular emphasis on companies in North America, Europe and Asia. We expect to draw on our management team’s international contacts in order to source investment opportunities.

●	Management Capability. We plan to target companies with strong management teams that have demonstrated the ability to scale and operate on a global basis. Our management team is committed to providing full support, guidance and additional management talent to assist the target company in executing its strategy. We expect that the operating and financial abilities of our management team and board will complement the target’s management capabilities.

●	Positioned to Benefit from Being a Public Company. We intend to seek companies that demonstrate public market readiness and that we believe would benefit from a partnership with our management team. We expect being a public company will facilitate accretive acquisitions, strengthening the balance sheet, employee retention and recruitment, publicity and other avenues for growth.

●	Sector. We plan to target companies in the technology, media, telecommunications and entertainment industries.

●	Size. We intend to focus on companies that alone, or through a strategic combination with another company, have an enterprise valuation between $1.0 billion and $3.0 billion, or larger. We believe at this scale we can be most effective in applying the experience and resources of the management team to accelerate growth and enhance profitability.

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

Initial Business Combination

The NYSE American listing rules and our amended and restated memorandum and articles of association require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.

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

Corporate Information

Our executive offices are located at 250 West Nottingham Drive, Suite 400 San Antonio, Texas 78209. Our phone number is (210) 832 3305. Our website is https://www.blueriverspac.com/.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons. Under the rules of the NYSE American and our amended and restated memorandum and articles of association, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding (excluding the private placement shares underlying the private placement units) or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding (excluding the private placement shares underlying the private placement units);

●	any of our directors, officers or substantial shareholders (as defined by NYSE American rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination; other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we paid to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 9,228,125, or 36.9% (assuming all issued and outstanding shares are voted), or 1,020,312, or 3.2% (assuming only the minimum number of shares representing a quorum are voted), of the 25,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our initial proposed business combination is not completed, we may continue to try to complete a different initial business combination with a different target during any Extension Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have 36 months from the closing of the Initial Public Offering and for up to 6 times by an additional 1 month each time after the 36th month from the closing of the Initial Public Offering, by resolution of the Directors, until 42 months from the closing of the Initial Public Offering, upon deposit of $0.025 into the Company’s trust account for each public share that has not been redeemed, to consummate an initial business combination. In the event we do not consummate an initial business combination within 36 months or as provided by any extension period, from the closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination during any Extension Period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares they hold if we fail to consummate an initial business combination during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination during any Extension Period).

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A)that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination during any Extension Period (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination, and then only in connection with those public shares that such shareholder has properly elected to redeem, subject to the limitations in the Company’s final prospectus. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination during any Extension Period with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination during any Extension Period. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the NYSE American rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares (excluding the private placement shares underlying the private placement units) to a target business as consideration in any business combination.

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

Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Our sponsor owned approximately 20% of our issued and outstanding ordinary shares at the time of our extraordinary general meeting in February 2024 to extend the deadline to consummate a business combination. As a result of the February 2024 meeting, 305,218 public shares were redeemed in the aggregate and our sponsor now owns approximately 95.1% of the current issued and outstanding ordinary shares. As such, we will not require any of the public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved.

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

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that our liquidity condition, mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination by August 2, 2024 or during any Extension Period, raises substantial doubt about our ability to continue as a going concern. It is uncertain that we will be able to consummate a business combination by this time or whether we may seek an extension of the acquisition period. If we are unable to complete a business combination, then we will cease all operations except for the purpose of liquidating.

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

The requirement that we consummate an initial business combination within during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination during any Extension Period.

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

We may not be able to consummate an initial business combination during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, or possibly less, on the redemption of their public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” below and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE American rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our initial stockholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If our sponsor, directors, executive officers, advisors or their affiliates engage in such transactions, they will be restricted from making any such purchases when they are in possession of  any material non-public information or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business -  Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation allow redemption of our public shares in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination, and (iii) the redemption of our public shares if we have not consummated an initial business during any Extension Period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination wi during any Extension Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The NYSE American Company Guide Section 119(b) requires that a special purpose acquisition company must complete one or more business combinations within thirty six months following its IPO. On February 2, 2024, we held the Third Special Meeting at which the shareholders voted to extend the time we have to consummate an initial business combination from February 2, 2024, up to 6 times by an additional 1 month each month after the Original Termination Date, by resolution of our board of directors, upon deposit of $0.025 into the Company’s Trust Account for each Public Share that was not redeemed in connection with the Third General Meeting until August 2, 2024. This extended our ability to complete a business combination until the forty two month anniversary of our Initial Public Offering, which will take us beyond the permitted period for a business combination under the foregoing NYSE American rule. Therefore, we received a delisting determination notice from the NYSE American on February 2, 2024 even though the extension proposal was approved. On February 9, 2024, we requested a hearing appealing such delisting determination, but there is no assurance that such appeal will be successful in preventing the delisting of our securities from the NYSE American.

We and the holders of our securities could be materially adversely impacted if our securities are delisted from NYSE American due to non-compliance with the above rule or any other rules. In particular:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with NYSE American;

●	holders may be unable to sell or purchase our securities when they wish to do so;

●	we may become subject to shareholder litigation;

●	we may lose the interest of institutional investors in our securities;

●	we may lose media and analyst coverage;

●	we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all; and

●	brokers and sellers may be required to comply with certain state “blue sky” laws with respect to resales of our securities if they are no longer listed on a national securities exchange.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” below and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement units and working capital loans drawn to such date, only approximately $39,582 of cash was available to us as of December 31, 2023 outside the trust account to fund our working capital requirements. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates will be sufficient to allow us to operate during any Extension Period; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. The private placement units are identical to the public units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Annual Report on Form 10-K. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” below and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Since the consummation of the Initial Public Offering, we have sought and will continue to seek to have vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders. However, in certain instances we have not been able to obtain such a waiver in agreements that we have executed. Further, under certain circumstances parties that have executed such a waiver may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If determining whether to enter into an agreement with a third party that refuses to execute a waiver of such claims to the monies held in the trust account, our management has and will consider whether competitive alternatives are reasonably available to us, and have historically only entered into agreements with third parties without such a waiver in situations where management believes that such third party’s engagement is in the best interests of the Company under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our management team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete the initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with the initial business combination, we may be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Although no such claims have been brought against us or threatened to date, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors to the extent they are brought in the future. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Since only holders of our founder shares will have the right to vote on the appointment of directors, since our shares are on the NYSE American, the NYSE American may consider us to be a ‘controlled company’ within the meaning of the NYSE American rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE American may consider us to be a ‘controlled company’ within the meaning of the NYSE American corporate governance standards. Under the NYSE American corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of independent directors, as defined under the rules of the NYSE American;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter

●	addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE American, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE American corporate governance requirements.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders.

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

The proceeds held in the trust account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. On March 28, 2023, the Company initiated the process of converting all of the assets held in the trust account into cash, which was deposited in a non-interest bearing account. On May 4, 2023, the Company deposited the assets held in the trust account in an interest-bearing demand deposit account at a bank. Interest on such deposit account is expected to be approximately 4.6% per annum, but such deposit account carries a variable rate and the Company cannot provide assurances that such rate will not decrease or increase significantly. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy, petition or an involuntary bankruptcy or petition is filed against us that is not dismissed, a bankruptcy or court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy, petition or an involuntary bankruptcy, petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy, petition or an involuntary bankruptcy, petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy, petition or an involuntary bankruptcy, petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination; or (iii) absent an initial business combination by August 2, 2024, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to consummate our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to consummate our initial business combination, and results of operations.

If we are unable to consummate an initial business combination by August 2, 2024, our public shareholders may be forced to wait beyond such date before redemption from our trust account.

If we are unable to consummate an initial business combination by August 2, 2024, the proceeds then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically pursuant to our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond August 2, 2024, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

In accordance with the NYSE American’s corporate governance requirements and our amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE American. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our management team. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Description of Securities - Warrants - Public Shareholders’ Warrants - Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

We may have been a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

Because we are a blank check company with no current active operating business, we believe that it is likely that we are classified as a passive foreign investment company, or “PFIC,” for U.S. federal income tax purposes. If we have been a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our Class A ordinary shares or warrants who or that is a “U.S. Holder” as that term is defined by the Internal Revenue Service, such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements, including as a result of the Domestication. The PFIC rules are complex and will depend on a holder’s particular circumstances. All holders are strongly urged to consult their tax advisors regarding the application and effect of the PFIC rules, including the applicability and effect of U.S. federal, state and local and non-U.S. income and other tax laws.

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Certain Differences in Corporate Law - Shareholders’ Suits” in Exhibit 4.5 of this Annual Report on Form 10-K for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

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

On October 30, 2020, our sponsor paid $25,000, or approximately $0.0035 per share, to cover for certain offering expense in consideration for 7,187,500 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination within the allocated time. In addition, our sponsor purchased 800,000 private placement units concurrently with the Initial Public Offering for an aggregate purchase price of $8,000,000. If we do not consummate an initial business within the allocated time period from the Initial Public Offering, the private placement units (and the underlying securities) will expire worthless. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an executive officer or director. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of any Extension Period nears, which is the deadline for our consummation of an initial business combination.

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

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the private placement units, after taking into account redemptions from our Third General Meeting, provided us with approximately $16,958,072 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, executive officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of this agreement. As a result, in the event of a breach, our public shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

In connection with the potential Business Combination with SST, we will ask warrant holders to vote upon a warrant amendment, pursuant to which each of the outstanding public warrants will be cancelled and exchanged for shares of the surviving entity of the Business Combination. If such warrant amendment is not approved, we have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last sale price of our Class A ordinary shares or Class A common stock, as applicable, equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) on each of 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which notice of such redemption is given. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, if the Warrant Amendment is not approved, we may redeem your warrants after they become exercisable for a number of Class A ordinary shares or Class A common stock, as applicable, determined based on the redemption date and the fair market value of our Class A ordinary shares or Class A common stock, as applicable. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A ordinary shares or Class A common stock, as applicable, had your warrants remained outstanding.

In the event that we elect to redeem all of the redeemable warrants, we will fix a date for the redemption. Pursuant to the terms of the warrant agreement, notice of redemption will be mailed by first class mail, postage prepaid, by the Company not less than 30 days prior to the redemption date to the registered holders of the redeemable warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the warrant agreement will be conclusively presumed to have been duly given whether or not the registered holder received such notice.

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). Please see “Description of Securities - Warrants - Public Shareholders’ Warrants - Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $18.00” below.. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

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

We issued public warrants to purchase 9,583,333 of our Class A ordinary as part of the units sold and private placement units of a total of 800,000 at $10.00 per unit. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 150,000 private placement units, at the price of $10.00 per unit. Our public warrants are also redeemable by us for Class A ordinary shares as described in “Description of Securities - Warrants - Public Shareholders’ Warrants - Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00.” To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination during any Extension Period.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, pandemics and wars;

●	and deterioration of political relations with the United States.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a SPAC with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

(b) Holders

On December 31, 2023, there were two holders of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and one holder of record of our warrants.

(c) Dividends

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Not applicable.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “BlueRiver Acquisition Corp.” “our,” “us” or “we” refer to BlueRiver Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Extension of Combination Period and Trust Account Redemptions

On January 31, 2023, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from February 2, 2023 to August 2, 2023, the date (the “Termination Date”) by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities (a “Business Combination”), the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In connection with the General Meeting and vote to extend the Termination Date, shareholders elected to redeem 26,738,255 Public Shares. Following such redemptions, approximately $20,989,598 million remained in the Trust Account and 2,811,745 Public Shares remain issued and outstanding.

On August 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Second General Meeting”) to consider and vote upon a proposal to amend BlueRiver’s amended and restated memorandum and articles of association to extend the Termination Date from August 2, 2023 to February 2, 2024. In connection with the Second General Meeting and vote to extend the Termination Date, shareholders elected to redeem 138,816 Public Shares. Following such redemptions, approximately $19,849,725 million remained in the Trust Account and 1,872,928 Public Shares remain issued and outstanding.

On February 2, 2024, BlueRiver held an extraordinary general meeting of shareholders (the “Third General Meeting”) to consider and vote upon a proposal to amend BlueRiver’s amended and restated memorandum and articles of association to extend the Termination Date from February 2, 2024, up to 6 times by an additional 1 month each month after the Original Termination Date, by resolution of our board of directors, upon deposit of $0.025 into the Company’s Trust Account for each Public Share that was not redeemed in connection with the Third General Meeting until August 2, 2024. In connection with the Third General Meeting and vote to extend the Termination Date, shareholders elected to redeem 305,218 Public Shares. Following such redemptions, approximately $16,958,072 remained in the Trust Account and 1,567,710 Public Shares remained outstanding.

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

On October 10, 2023, the Company filed a Registration Statement on form S-4 in relation to the agreement and plan of merger with the Merger Sub, and SST, which Registration Statement has been subsequently amended but has not yet become effective.

Liquidity and Going Concern

As of December 31, 2023, we had approximately $40,000 in cash and a working capital deficit of approximately $5.2 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined below in Note 4), the loan of approximately $79,000 from the Sponsor under the Note (as defined above in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined above in Note 4). On November 9, 2022, we entered into a promissory note agreement (“Sponsor Note”) with our Sponsor, providing us the ability to borrow up to $1.5 million. On November 17, 2022, we drew down $100,000 under the Sponsor Note agreement. At various dates during the year ended December 31, 2023, the Company drew down an additional $722,500 under the Sponsor Note agreement. As of December 31, 2023 and 2022, there was $822,500 and $100,000, respectively, outstanding under Working Capital Loans.

Management has determined that we do not have sufficient funds and may need to borrow from our Sponsor to fund our working capital needs until the consummation of an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, and mandatory liquidation and subsequent dissolution raises substantial doubt about the our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 2, 2024. The consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date.

Results of Operations

Our entire activity since inception up to December 31, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2023, we had net loss of approximately $5.3 million, which consisted of approximately $197,000 change in fair value of derivative liabilities, approximately $6.9 million in general and administrative expenses and $600,000 in general and administrative expenses to related party, partially offset by approximately $800 of change in fair value of working capital loans - related party, approximately $2.1 million from investment income on the Trust Account and gain from extinguishment of deferred underwriting commissions of approximately $362,000.

For the year ended December 31, 2022, we had net income of approximately $8.5 million, which consisted of approximately $5.7 million change in fair value of derivative liabilities, approximately $4.0 million from investment income on the Trust Account, and $800 of change in fair value of working capital loans - related party, partially offset by approximately $631,000 in general and administrative expenses and $600,000 in general and administrative expenses to related party.

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

On September 21, 2023, Goldman Sachs & Co. LLC waived its entitlement to the payment of $10,062,500 deferred underwriting fee in connection with its role as underwriter in the Company’s Initial Public Offering, in respect to any Business Combination.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates:

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants as of December 31, 2023 and 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loans - Related Party

We have elected the fair value option to account for its working capital loans-related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized as of December 31, 2023 and 2022, and subsequent changes in fair value are recorded as change in the fair value of working capital loans-related party on the consolidated statements of operations. It was determined that the conversion option was de minimis, as such the Company has recorded the Working Capital Loans at par value.

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

Third Special Meeting

On February 2, 2024, the Company held the special meeting (the “Third Special Meeting”) to approve an extension of time for the Company to consummate an initial business combination from February 2, 2024 up to August 2, 2024 in one month increments upon the payment of an additional $0.025 per month per each Class A Ordinary Share that was not redeemed in connection with the Third Special Meeting. In connection with such Third Special Meeting, the holders of an aggregate of 305,218 Class A Ordinary Shares exercised their right to redeem their shares for an aggregate of approximately $ 3,301,573 in cash held in the trust account. Following the Third Special Meeting, an aggregate of 1,567,710 Class A Ordinary Shares remained outstanding and approximately $16,958,072 remained in the trust account (before the payment of any amounts on account of extension).

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates if currently adopted would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
John Gregg	59	Co-Chairman and Co-Chief Executive Officer
Randall Mays	58	Co-Chairman, Co-Chief Executive Officer and Chief Financial Officer
Eric Medina	35	Managing Director, Head of Finance and Corporate Development
Anne Farlow	57	Director
Alok Sama	60	Director
John E. Sununu	58	Director

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

Randall Mays, Co-Chairman, Co-Chief Executive Officer and Chief Financial Officer

Randall Mays has been our Co-Chairman, Co-Chief Executive Officer and Chief Financial Officer since October 2020. Mr. Mays has been the Founder & CEO of Running M Capital and Co-Managing Partner of Mays Family Enterprises since 2013. He sits on the boards of Live Nation Entertainment, Digital Defense, Spinal Stabilization Technologies, BuildGroup Technology Fund, Live Undiscovered Music (LÜM), Mind Science Foundation and the Mays Family Foundation. Running M Capital is a private investment firm supporting innovative and passionate entrepreneurs with novel ideas and technologies. Mays Family Enterprises (MFE) is a family office fund that partners with trusted and experienced management teams to invest in profitable companies with strong opportunities to grow their core businesses and pursue new market opportunities. After graduating from Harvard Business School in 1991, Mr. Mays began his career at Goldman Sachs & Co. working with the mergers and acquisitions team before joining Clear Channel Communications. Mr. Mays spent almost 20 years at Clear Channel Communications (now iHeartCommunications), a Fortune 500 mass media corporation, holding various leadership roles including Vice Chairman, President and CFO from 1993 to 2013. During his tenure, Clear Channel Communications (NYSE:CCU) was one of the best performing stocks for the decade of the 1990’s. Mr. Mays helped manage over 40,000 employees, global operations, strategy, corporate development and capital markets. Since joining the company, Mr. Mays supported Clear Channel Communications’ growth from a handful of radio stations to an enterprise with over 1,200 radio stations, one of the largest outdoor advertising businesses in the world and the largest live entertainment company. Annual revenue grew during that period from approximately $100 million to over $6.9 billion in 2008, when the company was sold. While at Clear Channel, Mr. Mays led the strategic initiative to further consolidate the Live Entertainment business through its wholly owned subsidiary Clear Channel Entertainment. Mr. Mays oversaw its spinout into the publicly traded company now known as Live Nation Entertainment (NYSE:LVY). During this period, Mr. Mays was the CEO of Clear Channel Entertainment and served as the Chairman of Live Nation from its inception until its merger with Ticket Master. After stepping down as Chairman in 2010, Mr. Mays has served on the board as Chair of the Nominating and Governance Committee and a member of the Executive Committee. Mr. Mays also served on the board of Clear Channel Outdoor (NYSE:CCO), XM Satellite Radio, American Tower Corporation, and CNET Technologies. He has recently joined the Bridge Builders Collaborative, an investment group focused on technology to redefine mindfulness and social wellness. Mr. Mays received his MBA from Harvard Business School and his undergraduate degree from University of Texas.

Eric Medina, Managing Director, Head of Finance and Corporate Development

Eric Medina has been our Managing Director, Head of Finance and Corporate Development since October 2020. Mr. Medina previously worked at Westhook Capital, a private equity fund where he was responsible for sourcing, executing and managing new platform investments, from 2019 to 2020. Prior to Westhook Capital, Mr. Medina was a Vice President at aPriori Capital Partners, an independent leveraged buyout fund advisor created in connection with the spin-off of DLJ Merchant Banking Partners from Credit Suisse from 2012 to 2018. Prior to DLJ Merchant Banking Partners, Eric served as an investment banking analyst in in the TMT group at Credit Suisse. He began his career as an energy trader with Barclays Capital. Mr. Medina holds a BBA from the Ross School of Business at the University of Michigan.

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

Director Independence

The NYSE American’s listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in the NYSE American’s listing standards and applicable SEC rules. Our board of directors has determined that Anne Farlow, Alok Sama and John Sununu are “independent directors” as defined in the NYSE American’s listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating and corporate governance committee and a compensation committee.

Subject to phase-in rules and a limited exception, the rules of the NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE American require that the compensation committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website at www.blueriverspac.com/corporate-governance/governance-documents.

Audit Committee

We have established an audit committee of the board of directors.

Our board of directors has determined that each of Anne Farlow, Alok Sama and John E. Sununu are independent. Alok Sama serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of the NYSE American and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee operates pursuant to a charter and is responsible for:

●	evaluating the performance of our independent registered public accounting firm, determining whether to retain the service of our independent registered public accounting firm, and approving the engagement of our current or any new independent registered public accounting firm;

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit target having primary responsibility for the audit and the audit target responsible for reviewing the audit as required by law;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	review with management and our independent registered public accounting firm annual and quarterly financial statements, the results of our annual audits, and other financial disclosures made in our filings with the SEC; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

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

Under the charter, the committee’s responsibilities include:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Our board of directors has determined that each of Anne Farlow, Alok Sama and John E. Sununu are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Anne Farlow	Pershing Square Holdings Ltd.	Investment Company	Director, Non-Executive Chairman
Alok Sama	Warburg Pincus LLC	Private Equity	Senior Advisor
	The Raine Group	Merchant Bank	Senior Advisor
John Sununu	Boston Scientific Corporation (NYSE: BSX)		Director
	Lloyds of London		Director
	Sorenson Communication		Director

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any fulltime employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for Founder Shares prior to our Initial Public Offering and purchased private placement units in a transaction that closed simultaneously with the closing of the Initial Public Offering. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its Founder Shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement units and the underlying securities will expire worthless. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units, the private placement shares, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

The existence of financial and personal interests of one or more of BlueRiver’s directors may result in a conflict of interest on the part of such director(s) between what he, she or they may believe is in the best interests of BlueRiver and its shareholders and what he, she or they may believe is best for himself, herself or themselves in determining to recommend that shareholders vote for the proposals. In addition, BlueRiver’s officers have interests in the Business Combination that may conflict with your interests as a shareholder.

BlueRiver’s directors reviewed and considered these interests during the negotiation of the Business Combination and in evaluating and approving, as members of the BlueRiver Board, the Merger Agreement and the transactions contemplated therein, including the Merger. However, the BlueRiver Board concluded that the potentially disparate interests would be mitigated because (i) these interests were disclosed to the BlueRiver Board and would be included in this proxy statement/prospectus, (ii) these disparate interests could exist with respect to a business combination with any target company, and (iii) this business combination was structured so that the business combination may be completed even if BlueRiver public stockholders redeem a substantial portion of the BlueRiver Class A shares. The BlueRiver Board concluded that the potential benefits that it expected BlueRiver and its shareholders to achieve as a result of the merger outweighed the potentially negative and other factors associated with the merger. Accordingly, the BlueRiver Board determined that the merger and the transactions contemplated by the merger agreement, were advisable and in the best interests of BlueRiver and its shareholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report on Form 10-K based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors; and

●	and all our executive officers and directors as a group.

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

	Class A ordinary shares		Class B ordinary shares(2)
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Outstanding
Name of Beneficial Owners(1)	Owned	of Class	Owned	of Class	Shares
Randall Mays(3)	800,000	28.5%	7,097,500	98.7%	78.98%
John Gregg(3)	800,000	28.5%	7,097,500	98.7%	78.98%
Eric Medina	-	-	-	-	-
Anne Farlow	-	-	30,000	*	*
Alok Sama	-	-	30,000	*	*
John E. Sununu	-	-	30,000	*	*
All directors and officers as a group (six individuals)
BlueRiver Ventures, LLC (our sponsor) (3)	800,000	28.5%	7,097,500	98.7%	78.98%
RP Investment Advisors LP(4)	201,016	7.1%	-	-	2.0%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities and individuals is 250 West Nottingham Drive, Suite 400, San Antonio, Texas 78209.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination.

(3)	The shares reported herein are held in the name of our sponsor. Our sponsor is governed by two managers, Randall Mays and John Gregg. As such, Messrs. Mays and Gregg have voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor. Each Messrs. Mays and Gregg disclaims beneficial ownership of our ordinary shares held by our sponsor except to their pecuniary interest therein.

(4)	The shares reported herein are held by and on behalf of each of RP Investment Advisors LP, RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd., RP Alternative Global Bond Fund and RP SPAC Fund. RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd., RP Alternative Global Bond Fund and RP SPAC Fund (the "Funds") are the record and direct beneficial owners of the securities covered by this statement. RP Investment Advisors LP is the investment advisor of, and may be deemed to beneficially own securities owned by, the Funds. The address of the principal business office of each of the reporting persons is 39 Hazelton Avenue, Toronto, Ontario, Canada, M5R 2E3.

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

Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after this offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares purchased during or after this offering in favor of our initial business combination.

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

As more fully discussed in the section of the Company’s final prospectus entitled “Management - Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

Merger Agreement

On July 21, 2023, BlueRiver entered into the Merger Agreement with SST and Merger Sub, the Sponsor Support Agreement with SST and the Sponsor, and the Company Member Support Agreement with SST and certain Company Members. Randall Mays, BlueRiver’s Co-Chairman, Co-Chief Executive Officer and Chief Financial Officer and one of the two managers of BlueRiver’s Sponsor and a member of the group of Initial Shareholders through certain affiliated entities, also serves as a director of SST. As of the date of this Annual Report on Form 10-K, Mr. Mays, through affiliated entities, beneficially owns outstanding equity of SST and BlueRiver.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursements or cash payments made by us to our founders, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the Initial Public Offering and the sale of the private placement units held in the trust account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $300,000 in loans made to us by our founders to cover offering-related and organizational expenses;

●	payment to an affiliate of our sponsor of a total of $50,000 per month subject to adjustment based on actual costs incurred, for up to 24 months, for office space, administrative and support services;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

●	These payments may be funded using the net proceeds of the Initial Public Offering and the sale of the private placement units not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC or Withum, for services rendered.

Audit Fees: Audit fees consist of fees for professional services rendered for the audit of our year ended December 31, 2023 consolidated financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for Withum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information and other required filings with the SEC for year ended December 31, 2023 and 2022 totaled approximately $135,620 and $82,000 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees: We paid Withum $4,000 and $0 for services related to tax compliance, tax advice and tax planning for the year ended December 31, 2023 and 2022, respectively.

All Other Fees: We did not pay Withum for any other fees for the year ended December 31, 2023 and 2022.

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

Item 15. Exhibits, Consolidated Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 28, 2021, by and among the Company and Goldman Sachs & Company Co., LLC.(1)

2.1	Agreement and Plan of Merger, dated as of July 21, 2023, by and among BlueRiver Acquisition Corp., BLUA Merger Sub LLC, and Spinal Stabilization Technologies, LLC.(9)

2.2	Amendment to Agreement and Plan of Merger, dated as of February 2, 2024, by and among BlueRiver Acquisition Corp., BLUA Merger Sub LLC, and Spinal Stabilization Technologies, LLC.(9)

3.1	Memorandum and Articles of Association.(2)

3.2	Amended and Restated Memorandum and Articles of Association.(1)

3.3	Amendment to the Amended and Restated Memorandum and Articles of Association of BlueRiver, as currently in effect (5)

3.4	Amendment to the Amended and Restated Memorandum and Articles of Association of BlueRiver, as currently in effect (6)

3.5	Amendment to the Amended and Restated Memorandum and Articles of Association of BlueRiver, as currently in effect (7)

4.1	Specimen Unit Certificate.(3)

4.2	Specimen Ordinary Share Certificate.(3)

4.3	Specimen Warrant Certificate.(3)

4.4	Warrant Agreement, dated January 28, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)

4.5	Description of the Registrant’s Securities.(4)

10.1	Investment Management Trust Agreement, dated February 2, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)

10.2	Registration and Shareholder Rights Agreement, dated January 28, 2021, among the Company, BlueRiver Ventures LLC and certain equityholders of the Company.(1)

10.3	Private Placement Units Purchase Agreement, dated January 28, 2021, between the Company and BlueRiver Ventures LLC.(1)

10.4	Form of Indemnification Agreement.(3)

10.5	Administrative Services Agreement, dated January 28, 2021, between the Company and BlueRiver Ventures LLC.(1)

10.6	Promissory Note, dated as of October 23, 2020, issued to BlueRiver Ventures, LLC.(3)

10.7	Securities Subscription Agreement, dated October 23, 2020, between the Company and BlueRiver Ventures, LLC.(3)

10.8	Letter Agreement between the Company, BlueRiver Ventures, LLC and each director and officer of the Registrant.(1)

10.9	Sponsor Letter Agreement, dated as of July 21, 2023, by and among BlueRiver, the Sponsor and SST (10)

10.10	Form of Non-redemption Agreement.(8)

10.11	Form of Company Member Support Agreement.(11)

31.1	Certification of the Co- Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

97.1	Clawback Policy*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 25, 2021.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on January 12, 2021.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on February 1, 2023.
(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on August 8, 2023.
(7)	Incorporated by reference to Exhibit 3.1 to BlueRiver’s Form 8-K, filed with the SEC on February 7, 2024.
(8)	Incorporated by reference to Exhibit 2.1 to BlueRiver’s Form 8-K/A, filed with the SEC on February 1, 2023.
(9)	Incorporated by reference to Exhibit 2.1 to BlueRiver’s Form 8-K, filed with the SEC on July 24, 2023.
(10)	Incorporated by reference to Exhibit 10.1 to BlueRiver’s Form 8-K, filed with the SEC on July 24, 2023.
(11)	Incorporated by reference to Exhibit 10.2 to BlueRiver’s Form 8-K, filed with the SEC on July 24, 2023.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

BlueRiver Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BlueRiver Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 2, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

February 27, 2024

PCAOB Number 100

BLUERIVER ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$39,582	$21,548
Prepaid expenses	—	19,605
Total current assets	39,582	41,153
Cash and investments held in Trust Account	20,179,711	291,525,100
Total Assets	$20,219,293	$291,566,253

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,376,876	$555,911
Accrued expenses	2,060,102	602,021
Due to related party	20,930	—
Working capital loans - related party	822,500	100,800
Total current liabilities	5,280,408	1,258,732
Deferred legal fees	176,982	176,982
Deferred underwriting commissions	—	10,062,500
Derivative warrant liabilities	394,000	197,000
Total liabilities	5,851,390	11,695,214

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,872,928 and 28,750,000 shares issued and outstanding at approximately $10.72 and $10.14 per share as of December 31, 2023 and 2022, respectively	20,079,711	291,425,100

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 800,000 non-redeemable shares issued and outstanding as of December 31, 2023 and 2022	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2023 and 2022	719	719
Additional paid-in capital	1,418,472	—
Accumulated deficit	(7,131,079)	(11,554,860)
Total shareholders’ deficit	(5,711,808)	(11,554,061)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$20,219,293	$291,566,253

The accompanying notes are an integral part of these consolidated financial statements.

BLUERIVER ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
General and administrative expenses	$6,907,491	$631,006
General and administrative expenses - related party	600,000	600,000
Loss from operations	(7,507,491)	(1,231,006)

Other income (loss):
Income from cash and investments held in Trust Account	2,064,972	4,004,716
Change in fair value of derivative warrant liabilities	(197,000)	5,713,000
Gain from extinguishment of deferred underwriting commissions	362,250	—
Change in fair value of working capital loans - related party	800	(800)
Total other income, net	2,231,022	9,716,916

Net (loss) income	$(5,276,469)	$8,485,910

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	4,878,345	29,550,000
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.44)	$0.23

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,187,500	7,187,500
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.44)	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

BLUERIVER ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	800,000	$80	7,187,500	$719	$—	$(16,115,670)	$(16,114,871)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,925,100)	(3,925,100)
Net income	—	—	—	—	—	8,485,910	8,485,910
Balance - December 31, 2022	800,000	80	7,187,500	719	—	(11,554,860)	(11,554,061)
Stock compensation expense	—	—	—	—	1,701,444	—	1,701,444
Shareholder non-redemption agreement	—	—	—	—	4,115,639	—	4,115,639
Contribution from the Sponsor	—	—	—	—	(2,333,639)	—	(2,333,639)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(2,064,972)	9,700,250	7,635,278
Net loss	—	—	—	—	—	(5,276,469)	(5,276,469)
Balance - December 31, 2023	800,000	$80	7,187,500	$719	$1,418,472	$(7,131,079)	$(5,711,808)

The accompanying notes are an integral part of these consolidated financial statements.

BLUERIVER ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(5,276,469)	$8,485,910
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(2,064,972)	(4,004,716)
Change in fair value of derivative warrant liabilities	197,000	(5,713,000)
Change in fair value of working capital loans - related party	(800)	800
Stock compensation expense	3,483,444	—
Gain from extinguishment of deferred underwriting commissions	(362,250)	—
Changes in operating assets and liabilities:
Prepaid expenses	19,605	197,500
Accounts payable	1,841,895	(58,116)
Accrued expenses	1,458,081	517,614
Deferred legal fees	—	8,210
Net cash used in operating activities	(704,466)	(565,798)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	273,410,361	—
Net cash provided by investing activities	273,410,361	—

Cash Flows from Financing Activities:
Proceeds from issuance of working capital loans to related party	722,500	—
Redemption of Ordinary shares	(273,410,361)	—
Offering costs paid	—	(75,000)
Proceeds received from related party working capital loans	—	100,000
Net cash (used in) provided by financing activities	(272,687,861)	25,000

Net change in cash	18,034	(540,798)
Cash - beginning of the year	21,548	562,346
Cash - end of the year	$39,582	$21,548

Supplemental disclosure of noncash financing activities:
Forgiveness of deferred underwriting fee payable allocated to Class A ordinary shares	$9,700,250	$—
Accounts payable paid by the Sponsor	$20,930	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has one subsidiary, BLUA Merger Sub LLC, a direct wholly owned subsidiary of the Company incorporated in Texas on July 17, 2023. As of December 31, 2023, the subsidiary had no activity.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its cash and investments held in the trust account from the proceeds of its Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), as of May 4, 2023, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and moved all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation to a demand deposit account at Citibank. As a result, following such liquidation, the Company may receive less interest on the funds held in the Trust Account, which would reduce the dollar amount the Company’s public shareholders would receive upon any redemption or liquidation of the Company.

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

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would (a) modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 36 months (including 6 month extensions approved on January 31, 2023, August 2, 2023 and February 2, 2024) from the closing of this offering, or up to 42 months if extended 6 times by an additional 1 month each month after the closing of this offering, by resolution of the Board, or during any Extension Period (as such period may be extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association, the “Combination Period”) or (b) with respect to any other material provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 9, 2023, the Company announced its intention to transfer the listing of its securities from NYSE to the NYSE American. In connection with listing on the NYSE American, the Company voluntarily delisted from the New York Stock Exchange. Following the transfer of its listing, the Company continued to file the same periodic reports and other information it currently files with the Securities and Exchange Commission. The Company completed the listing transfer of its securities to NYSE American on March 21, 2023 and began trading on NYSE American on March 24, 2023.

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

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 2, 2024, the Company held an Extraordinary General Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from February 2, 2024 (the “Original Termination Date”) up to 6 times by an additional 1 month each month after the Original Termination Date, by resolution of the Board, upon deposit of $0.025 into the Company’s Trust Account for each Public Share that has not been redeemed in accordance with the terms of Company’s amended and restated memorandum and articles of association (Note 10).

In connection with such vote, on February 2, 2024, the holders of an aggregate of 305,218 Public Shares exercised their right to redeem their shares for an aggregate of approximately $3,301,573 in cash held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2023, the Company had approximately $40,000 in its operating bank account and a working capital deficit of approximately $5.2 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $79,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. At various dates during the year ended December 31, 2023, the Company drew down an additional $722,500 under the Sponsor Note agreement. As of December 31, 2023 and 2022, there was $822,500 and $100,800, respectively, outstanding under the Working Capital Loans.

Management has determined that the Company does not have sufficient funds and may need to borrow from its Sponsor to fund the working capital needs of the Company until the consummation of an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2024. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, the Israel – Hamas conflict and the Russia – Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with FASB Accounting Standard Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, in May 2023 the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. This may reduce the amount of interest earned by the funds in the Trust Account. As of December 31, 2023, the funds in the Trust Account are held solely in an interest-bearing demand deposit account.

At December 31, 2023, substantially all of the assets held in the Trust Account were held in cash. At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying consolidated balance sheets, and fair value of the investments in the Trust Account is equal to the amortized cost basis of the money market funds.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year that exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the consolidated balance sheets due to their short-term nature, except for derivative warrant liabilities (see Note 9).

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2023 and 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $590,000 is included in offering cost - derivative warrant liabilities in the consolidated statements of operations and approximately $15.8 million is allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company will keep deferred underwriting commissions classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

On September 21, 2023, Goldman Sachs & Co. LLC waived its entitlement to the payment of $10,062,500 deferred underwriting fee in connection with its role as underwriter in the Company’s Initial Public Offering, in respect to any Business Combination.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 800,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, and as such are considered non-redeemable and presented as permanent equity in the Company’s consolidated balance sheets. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 1,872,928 and 28,750,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,850,000 Class A ordinary shares in the calculation of diluted (loss) income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per share ordinary for the years ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per ordinary share for each class of ordinary shares:

	For the Year Ended		For the Year Ended
	December 31, 2023		December 31, 2022
	Class A	Class B	Class A	Class B
Basic net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income – Basic and diluted	$(2,133,331)	$(3,143,138)	$6,825,686	$1,660,224
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,878,345	7,187,500	29,550,000	7,187,500
Basic and diluted net (loss) income per ordinary share	$(0.44)	$(0.44)	$0.23	$0.23

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Due to Related Party

As of December 31, 2023, the Sponsor has paid $20,930 of expenses on behalf on Company, which are included in due to related party in the accompanying consolidated balance sheet as of December 31, 2023.

Working Capital Loans – Related Party

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

On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. At various dates during the year ended December 31, 2023 the Company drew down an additional $722,500 under the Sponsor Note agreement. As of December 31, 2023 and 2022, the Company had borrowings of $822,500 and $100,800, respectively, under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement pursuant to which, commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for administrative and other related services provided to the Company in the amount of $50,000 per month; provided, however that such amount may be higher or lower depending on actual costs incurred during the month. Administrative expenses were included within general and administrative expenses - related party in the consolidated statements of operations. For the years ended December 31, 2023 and 2022, the Company incurred $600,000 in administrative expenses. As of December 31, 2023 and 2022, the Company had a $969,000 and $600,000 outstanding balance, respectively, which has been included in accrued expenses on the consolidated balance sheets.

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than these payments and reimbursements, no compensation of any kind, including finders’ and consulting fees, will be paid by the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the initial Business Combination. For the years ended December 31, 2023 and 2022, there was $3,724 and $26,010 incurred for such expenses, respectively, included in general and administrative expenses in the accompanying consolidated statements of operations. There was no outstanding balance in the accompanying consolidated balance sheets as of December 31, 2023 and 2022.

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

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 21, 2023, Goldman Sachs & Co. LLC waived its entitlement to the payment of $10,062,500 deferred underwriting fee in connection with its role as underwriter in the Company’s Initial Public Offering, in respect to any Business Combination. As a result the liability related to the deferred underwriting commissions was extinguished. Gain on the liability being extinguished was calculated as the net carrying amount of the extinguished liability which amounted to $362,250 and the remainder of the liability of $9,700,250 was accounted for as an accretion to Class A ordinary shares.

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

The allocation of the Founder Shares to the advisor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the aggregate fair value of the 350,000 founders shares attributable to the advisor to be $1,701,444 or $4.86 per share. The Founder Shares were granted subject to a performance condition (i.e., the listing on NYSE American). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of March 31, 2023, the performance condition had been met and therefore, $1,701,444 of stock-based compensation expenses has been recognized in the accompanying consolidated statement of operations as of December 31, 2023.

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the founders shares was based on the following significant inputs:

March 21, 2023
Share price at grant date	$10.15
Risk-free interest rate	4.62%
Remaining life of SPAC (assuming the Extended Date)	0.37
Share price in no De-SPAC scenario	$10.39
Probability of transaction	50%
Discount rate	5%

Advisory Agreement

On March 22, 2023, the Company entered into an agreement for advisory services in which the advisor will act as the Company’s capital markets advisor in connection with capital or debt raising transaction that will be consummated prior to the Company’s initial business combination transaction with the Target (“Offering” or “Transaction”).

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

In addition to the Transaction Fee, the Company may, in its sole discretion, pay to the advisor a discretionary fee in an amount equal to $500,000, payable upon the closing of the Transaction, if the Company determines in its sole discretion and judgment that the performance of the advisor in connection the Transaction warrants such additional fee.

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

On October 10, 2023, the Company filed a Registration Statement on form S-4 in relation to the agreement and plan of merger with the Merger Sub, and SST, which Registration Statement has subsequently been amended but has not yet become effective.

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

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Third Special Meeting

On February 2, 2024, the Company held the Third Special Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from February 2, 2024 to August 2, 2024 (Note 10).

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Derivative Warrant Liabilities

As of December 31, 2023 and 2022, the Company had 9,583,333 Public Warrants and 266,667 Private Warrants outstanding.

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

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2023 and 2022, there were 2,811,744 and 29,550,000 shares of Class A ordinary shares outstanding, of which 1,872,928 and 28,750,000 shares were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Class A ordinary shares issuance costs	(15,806,778)
Plus:
Accretion of carrying value to redemption value	26,156,778
Class A ordinary shares subject to possible redemption at December 31, 2021	287,500,000
Increase in Class A ordinary shares subject to possible redemption	3,925,100
Class A ordinary shares subject to possible redemption at December 31, 2022	291,425,100
Less:
Redemption of Class A ordinary shares subject to possible redemption	(273,410,361)
Decrease in Class A ordinary shares subject to possible redemption	(7,635,278)
Plus:
Waiver of Class A shares issuance costs	9,700,250
Class A ordinary shares subject to possible redemption at December 31, 2023	$20,079,711

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 2,672,928 and 29,550,000 shares of Class A ordinary shares outstanding, of which 1,872,928 and 28,750,000 were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets, respectively, (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 7,187,500 Class B ordinary shares issued and outstanding (see Note 4).

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2023

	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$383,333	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$10,667	$—

December 31, 2022

	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - US Treasury securities	$291,525,100	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$191,667	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$5,333	$—
Working capital loans - related party	$—	$100,800	$—

BLUERIVER ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement at the same time as Public Warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The Public Warrants were still held at Level 2 as of December 31, 2023. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2023.

As of December 31, 2023, it was determined that the conversion option was de minimis, as such the Company has recorded the Working Capital Loans at par value.

Level 1 instruments include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Level 2 instruments include Private Placement Warrants, Public Warrants and Working Capital Loans – related party. The Company uses the same quoted market prices from dealers or brokers, and other similar sources as Public Warrants to determine the fair value of its investments.

There were no Level 3 measurement inputs used at December 31, 2023 and 2022.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date of the consolidated financial statements were issued. Based upon this review, other than described below, the Company determined that there have been no other events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.

On February 2, 2024, the Company held an Extraordinary General Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from February 2, 2024 (the “Original Termination Date”) up to 6 times by an additional 1 month each month after the Original Termination Date, by resolution of the Board, upon deposit of $0.025 into the Company’s Trust Account for each Public Share that has not been redeemed in accordance with the terms of Company’s amended and restated memorandum and articles of association, provided that such extension payment must be made prior to, on, or as soon as practicable after, the applicable Termination Date, until August 2, 2024, the date by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with such vote, on February 2, 2024, the holders of an aggregate of 305,218 Public Shares exercised their right to redeem their shares for an aggregate of approximately $3,301,573 in cash held in the Trust Account.

On February 2, 2024, the parties to the Merger Agreement entered into that certain Amendment to Agreement and Plan of Merger (the “Amendment”) pursuant to which the parties agreed to extend the date on which the Merger Agreement may be terminated by the parties if the Closing (as defined in the Merger Agreement) has not occurred from February 2, 2024 until March 31, 2024. The foregoing description of the Amendment is not complete and is subject to and qualified in its entirety by reference to the Amendment, a copy of which is filed with the Current Report on Form 8-K, filed on February 7, 2024, as Exhibit 2.1, and the terms of which are incorporated by reference herein.

On February 2, 2024, the Company received a letter from the NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Class A ordinary shares, Units and Rights (collectively, the “Securities”) pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. At this time, the Securities have not been suspended and will continue to trade.

As indicated in the letter from NYSE American, the Company has a right to a review of the delisting determination by a Committee of the Board of Directors of the Exchange, provided a written request for such review is requested no later than February 9, 2024. The Company intends to make such request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2024	Blue River Acquisition Corp.

/s/ John Gregg
Name: John Gregg
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John Gregg	Co-Chairman and Co-Chief Executive Officer	February 27, 2024
John Gregg	(Principal Executive Officer)

/s/ Randall Mays	Co-Chairman, Co-Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Randall Mays

/s/ Eric Medina	Managing Director, Head of Finance and Corporate Development	February 27, 2024
Eric Medina

/s/ Anne Farlow	Director	February 27, 2024
Anne Farlow

/s/ Alok Sama	Director	February 27, 2024
Alok Sama

/s/ John E Sununu	Director	February 27, 2024
John E. Sununu