Form 10-Q
period 2024-03-31
BlueRiver Acquisition Corp.
filed 2024-05-15
CIK 1831006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(210) 832-3305
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

As of May 15, 2024, there were 823,623 units, 1,544,087 Class A ordinary shares, par value $0.0001 per share, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 9,575,395 warrants of the company issued and outstanding.

BLUERIVER ACQUISITION CORP.

Form 10-Q

For Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed consolidated Financial Statements

BLUERIVER ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash	$13,731	$39,582
Prepaid expenses	63,750	—
Total current assets	77,481	39,582
Cash held in Trust Account	17,170,297	20,179,711
Total Assets	$17,247,778	$20,219,293

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,537,655	$2,376,876
Accrued expenses	4,126,398	2,060,102
Due to related party	20,930	20,930
Working capital loans - related party	1,167,500	822,500
Total current liabilities	7,852,483	5,280,408
Deferred legal fees	176,982	176,982
Derivative warrant liabilities	689,500	394,000
Total liabilities	8,718,965	5,851,390

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,567,710 and 1,872,928 shares issued and outstanding at approximately $10.89 and $10.72 per share as of March 31, 2024 and December 31, 2023, respectively	17,070,297	20,079,711

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 800,000 non-redeemable shares issued and outstanding as of March 31, 2024 and December 31, 2023	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023	719	719
Additional paid-in capital	1,126,313	1,418,472
Accumulated deficit	(9,668,596)	(7,131,079)
Total shareholders’ deficit	(8,541,484)	(5,711,808)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$17,247,778	$20,219,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$2,305,790	$2,094,114
General and administrative expenses - related party	150,000	150,000
Loss from operations	(2,455,790)	(2,244,114)

Other (expenses) income:
Income from cash and investments held in Trust Account	213,773	1,406,202
Change in fair value of derivative warrant liabilities	(295,500)	(172,375)
Change in fair value of working capital loans - related party	—	(4,540)
Total other (expenses) income	(81,727)	1,229,287

Net loss	$(2,537,517)	$(1,014,827)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	2,478,393	11,524,210
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.26)	$(0.05)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,187,500	7,187,500
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.26)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	800,000	$80	7,187,500	$719	$1,418,472	$(7,131,079)	$(5,711,808)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(292,159)	—	(292,159)
Net loss	—	—	—	—	—	(2,537,517)	(2,537,517)
Balance – March 31, 2024 (unaudited)	800,000	$80	7,187,500	$719	$1,126,313	$(9,668,596)	$(8,541,484)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	800,000	$80	7,187,500	$719	$—	$(11,554,860)	$(11,554,061)
Stock compensation expense	—	—	—	—	1,701,444	—	1,701,444
Shareholder non-redemption agreement	—	—	—	—	2,333,639	—	2,333,639
Contribution from the Sponsor	—	—	—	—	(2,333,639)	—	(2,333,639)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(1,406,202)	—	(1,406,202)
Net loss	—	—	—	—	—	(1,014,827)	(1,014,827)
Balance – March 31, 2023 (unaudited)	800,000	$80	7,187,500	$719	$295,242	$(12,569,687)	$(12,273,646)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,537,517)	$(1,014,827)
Adjustment to reconcile net loss to net cash used in operating activities:
Income from cash and investments held in Trust Account	(213,773)	(1,406,202)
Change in fair value of derivative warrant liabilities	295,500	172,375
Change in fair value of working capital loans - related party	—	4,540
Stock compensation expense	—	1,701,444
Changes in operating assets and liabilities:
Prepaid expenses	(63,750)	(44,145)
Accounts payable	160,779	(3,225)
Accrued expenses	2,066,296	233,268
Net cash used in operating activities	(292,465)	(356,772)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(78,386)	—
Cash withdrawn from Trust Account in connection with redemption	3,301,573	271,939,156
Net cash provided by investing activities	3,223,187	271,939,156

Cash Flows from Financing Activities:
Proceeds from issuance of working capital loans to related party	345,000	345,000
Redemption of Ordinary shares	(3,301,573)	(271,939,156)
Net cash used in financing activities	(2,956,573)	(271,594,156)

Net change in cash	(25,851)	(11,772)
Cash - beginning of the period	39,582	21,548
Cash - end of the period	$13,731	$9,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company has one subsidiary, BLUA Merger Sub LLC, a direct wholly owned subsidiary of the Company incorporated in Texas on July 17, 2023. As of March 31, 2024, the subsidiary had no activity.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its cash and investments held in the trust account from the proceeds of its Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On March 28, 2023, the Company initiated the process of converting all of the assets held in the Trust Account into cash, which was deposited in a non-interest bearing account. As of May 4, 2023, the Company deposited the assets held in the Trust Account in an interest-bearing demand deposit account at a bank. Interest on such deposit account is expected to be approximately 4.6% per annum, but such deposit account carries a variable rate and the Company cannot provide assurances that such rate will not decrease or increase significantly.

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

MARCH 31, 2024

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

MARCH 31, 2024

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

On February 2, 2024, the Company received a letter from the NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Class A ordinary shares, Units and the Company’s warrants pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As indicated in the letter from NYSE American, the Company has a right to a review of the delisting determination by a Committee of the Board of Directors of the Exchange, and on February 9, 2024, the Company requested such review hearing.

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

MARCH 31, 2024

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

On February 2, 2024, the Company held an Extraordinary General Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from February 2, 2024 (the “Original Termination Date”) up to 6 times by an additional 1 month each month after the Original Termination Date, by resolution of the Board, upon deposit of $0.025 into the Company’s Trust Account for each Public Share that has not been redeemed in accordance with the terms of Company’s amended and restated memorandum and articles of association (Note 10). On February 27, 2024, March 28, 2024 and April 29, 2024, the Company deposited an additional $39,193 on each date, for an aggregate of $117,579 into the Trust Account to extend the date by which it has to consummate an initial business combination to June 2, 2024. The Company has committed to deposit the extension payment by end of May 2024.

In connection with such vote, on February 2, 2024, the holders of an aggregate of 305,218 Public Shares exercised their right to redeem their shares for an aggregate of approximately $3,301,573 in cash held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2024, the Company had approximately $14,000 in its operating bank account and a working capital deficit of approximately $7.8 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $79,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. At various dates during the year ended December 31, 2023, the Company drew down an additional $722,500 under the Sponsor Note agreement. At various dates during the three months ended March 31, 2024, the Company drew down an additional $345,000 under the Sponsor Note agreement. As of March 31, 2024 and December 31, 2023, there was $1,167,500 and $822,500, respectively, outstanding under the Working Capital Loans.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Risks and Uncertainties

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed consolidated or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2024, and since inception are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on February 27, 2024.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Cash Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with FASB Accounting Standard Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

On March 28, 2023, the Company initiated the process of converting all of the assets held in the Trust Account into cash, which was deposited in a non-interest bearing account. As of May 4, 2023, the Company deposited the assets held in the Trust Account in an interest-bearing demand deposit account at a bank. Interest on such deposit account is expected to be approximately 4.6% per annum, but such deposit account carries a variable rate and the Company cannot provide assurances that such rate will not decrease or increase significantly.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year that exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets due to their short-term nature, except for derivative warrant liabilities (see Note 9).

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of March 31, 2024 and December 31, 2023 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 800,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, and as such are considered non-redeemable and presented as permanent equity in the Company’s unaudited condensed consolidated balance sheets. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 1,567,710 and 1,872,928 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The calculation of diluted net loss per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,850,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, because their exercise is contingent upon future events. As a result, diluted net loss per ordinary share is the same as basic net loss per share ordinary for the three months ended March 31, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic net loss per ordinary share:
Numerator:
Allocation of net loss – Basic and diluted	$(650,635)	$(1,886,882)	$(625,014)	$(389,813)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,478,393	7,187,500	11,524,210	7,187,500
Basic and diluted net loss per ordinary share	$(0.26)	$(0.26)	$(0.05)	$(0.05)

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual unaudited condensed consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed consolidated financial statements and disclosures.

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

MARCH 31, 2024

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

Due to Related Party

As of March 31, 2024 and December 31, 2023, the Sponsor has paid $20,930 of expenses on behalf on Company, which are included in due to related party in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2024.

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

On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. At various dates during the year ended December 31, 2023 the Company drew down an additional $722,500 under the Sponsor Note agreement. At various dates during the three months ended March 31, 2024 the Company drew down an additional $345,000 under the Sponsor Note agreement. As of March 31, 2024 and December 31, 2023, the Company had borrowings of $1,167,500 and $822,500, respectively, under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement pursuant to which, commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for administrative and other related services provided to the Company in the amount of $50,000 per month; provided, however that such amount may be higher or lower depending on actual costs incurred during the month. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2024, the Company incurred $150,000 in administrative expenses. For the three months ended March 31, 2023, the Company incurred $150,000 in administrative expenses. As of March 31, 2024 and December 31, 2023, the Company had a $1,060,000 and $969,000 outstanding balance, respectively, which has been included in accrued expenses on the unaudited condensed consolidated balance sheets.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than these payments and reimbursements, no compensation of any kind, including finders’ and consulting fees, will be paid by the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the initial Business Combination. For the three months ended March 31, 2024 and 2023, there was $723 and $1,651 incurred for such expenses, respectively, included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. There was no outstanding balance in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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

MARCH 31, 2024

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

The allocation of the Founder Shares to the advisor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the aggregate fair value of the 350,000 founders shares attributable to the advisor to be $1,701,444 or $4.86 per share. The Founder Shares were granted subject to a performance condition (i.e., the listing on NYSE American). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of March 31, 2023, the performance condition had been met and therefore, $1,701,444 of stock-based compensation expenses has been recognized in the accompanying unaudited condensed consolidated statement of operations as of March 31, 2023.

The fair value of the founders shares was based on the following significant inputs:

March 13, 2023
Share price at grant date	$10.15
Risk-free interest rate	4.62%
Remaining life of SPAC (assuming the Extended Date)	0.37
Share price in no De-SPAC scenario	$10.39
Probability of transaction	50%
Discount rate	5%

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

MARCH 31, 2024

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

Third Special Meeting

On February 2, 2024, the Company held the Third Special Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from February 2, 2024 up to August 2, 2024 in one month increments upon the payment of an additional $0.025 per month per each Class A ordinary share that was not redeemed in connection with the Third Special Meeting.

Note 6 — Derivative Warrant Liabilities

As of March 31, 2024 and December 31, 2023, the Company had 9,583,333 Public Warrants and 266,667 Private Warrants outstanding.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2024 and December 31, 2023, there were 2,367,710 and 2,672,928 shares of Class A ordinary shares outstanding, of which 1,567,710 and 1,872,928 shares were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed consolidated balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	291,425,100
Less:
Redemption of Class A ordinary shares subject to possible redemption	(273,410,361)
Decrease in Class A ordinary shares subject to possible redemption	(7,635,278)
Plus:
Waiver of Class A shares issuance costs	9,700,250
Class A ordinary shares subject to possible redemption at December 31, 2023	20,079,711
Less:
Redemption of Class A ordinary shares subject to possible redemption	(3,301,573)
Plus:
Accretion of carrying value to redemption value	292,159
Class A ordinary shares subject to possible redemption at March 31, 2024	$17,070,297

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 2,367,710 and 2,672,928 shares of Class A ordinary shares outstanding, of which 1,567,710 and 1,872,928 were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed consolidated balance sheets, respectively, (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 7,187,500 Class B ordinary shares issued and outstanding (see Note 4).

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2024

	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$670,833	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$18,667	$—

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

December 31, 2023

	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$383,333	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$10,667	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement at the same time as Public Warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The Public Warrants were still held at Level 2 as of March 31, 2024. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2024.

As of March 31, 2024, it was determined that the conversion option was de minimis, as such the Company has recorded the Working Capital Loans at par value.

Level 2 instruments include Private Placement Warrants, Public Warrants and Working Capital Loans – related party. The Company uses the same quoted market prices from dealers or brokers, and other similar sources as Public Warrants to determine the fair value of its investments.

There were no Level 3 measurement inputs used at March 31, 2024 and December 31, 2023.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date of the unaudited condensed consolidated financial statements were issued. Based upon this review, other than the extension payments discussed in Note 1, the Company determined that there have been no other events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

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

Liquidity and Going Concern

As of March 31, 2024, we had approximately $14,000 in cash and a working capital deficit of approximately $7.8 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined below in Note 4), the loan of approximately $79,000 from the Sponsor under the Note (as defined above in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined above in Note 4). On November 9, 2022, we entered into a promissory note agreement (“Sponsor Note”) with our Sponsor, providing us the ability to borrow up to $1.5 million. On November 17, 2022, we drew down $100,000 under the Sponsor Note agreement. At various dates during the year ended December 31, 2023, the Company drew down an additional $722,500 under the Sponsor Note agreement. At various dates during the year ended March 31, 2024, the Company drew down an additional $345,000 under the Sponsor Note agreement. As of March 31, 2024 and December 31, 2023, there was $1,167,500 and $822,500, respectively, outstanding under Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to March 31, 2024 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2024, we had net loss of approximately $2.5 million, which consisted of approximately $296,000 change in fair value of derivative liabilities, approximately $2.3 million in general and administrative expenses and $150,000 in general and administrative expenses to related party, partially offset by approximately $214,000 from investment income on the Trust Account.

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

Critical Accounting Policies and Estimates

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants as of March 31, 2024 and December 31, 2023 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loan – Related Party

We have elected the fair value option to account for its working capital loans-related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized as of March 31, 2024 and December 31, 2023, and subsequent changes in fair value are recorded as change in the fair value of working capital loans-related party on the unaudited condensed consolidated statements of operations. It was determined that the conversion option was de minimis, as such the Company has recorded the Working Capital Loans at par value.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's unaudited condensed consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual unaudited condensed consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed consolidated financial statements and disclosures.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on February 27, 2024, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The funds in the Trust Account were, after our IPO, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, on March 28, 2023, the Company initiated the process of converting all of the assets held in the Trust Account into cash, which was deposited in a non-interest bearing account. As of May 4, 2023. the Company deposited the assets held in the Trust Account in an interest-bearing demand deposit account at a bank. Interest on such deposit account is expected to be approximately 4.6% per annum, but such deposit account carries a variable rate and the Company cannot provide assurances that such rate will not decrease or increase significantly..

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

Initial Public Offering

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

On September 21, 2023, Goldman Sachs & Co. LLC waived its entitlement to the payment of such $10.1 million deferred underwriting discounts and commissions in respect to any business combination.

Third Special Meeting

In connection with the Third Special Meeting held on February 2, 2024, the holders of an aggregate of 305,218 Public Shares exercised their right to redeem their shares for an aggregate of approximately $3,301,573 in cash held in the Trust Account.

	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2024	—	—	—	—

February 1 – February 29, 2024	305,218	$10.81709768	—	—

March 1 – March 31, 2024	—	—	—	—

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits.

Exhibit Number	Description
2.1**	Amendment to Agreement and Plan of Merger, dated February 2, 2024.
3.1**	Amendment to the Amended and Restated Memorandum and Articles of Association of BlueRiver Acquisition Corp.
31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

**	Previously filed on the Company’s Current Report on Form 8-K filed on February 7, 2024.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2024	BLUERIVER ACQUISITION CORP.

	By:	/s/ John Gregg
	Name:	John Gregg
	Title:	Co-Chief Executive Officer