Form 10-Q
period 2024-09-30
BlueRiver Acquisition Corp.
filed 2024-11-26
CIK 1831006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 24, 2024, there were 891,763 Class A ordinary shares, par value $0.0001 per share and 7,187,500 Class B ordinary shares, par value $0.0001 per share of the company issued and outstanding.

BLUERIVER ACQUISITION CORP.

Form 10-Q

For Quarter Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed consolidated Financial Statements

BLUERIVER ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash	$6,035	$39,582
Prepaid expenses	21,250	—
Total current assets	27,285	39,582

Due from related party	5,235	—
Cash held in Trust Account	1,034,785	20,179,711
Total Assets	$1,067,305	$20,219,293

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,684,000	$2,376,876
Accrued expenses	3,723,036	2,060,102
Due to related party	88,700	20,930
Working capital loans - related party	1,500,000	822,500
Total current liabilities	7,995,736	5,280,408

Deferred legal fees	176,982	176,982
Derivative warrant liabilities	—	394,000
Total liabilities	8,172,718	5,851,390

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 91,763 and 1,872,928 shares issued and outstanding at approximately $10.19 and $10.72 per share as of September 30, 2024 and December 31, 2023, respectively	934,785	20,079,711

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 800,000 non-redeemable shares issued and outstanding as of September 30, 2024 and December 31, 2023	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023	719	719
Additional paid-in capital	632,414	1,418,472
Accumulated deficit	(8,673,411)	(7,131,079)
Total shareholders’ deficit	(8,040,198)	(5,711,808)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,067,305	$20,219,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$194,595	$3,477,461	$2,037,233	$5,904,541
General and administrative expenses - related party	150,000	150,000	450,000	450,000
Loss from operations	(344,595)	(3,627,461)	(2,487,233)	(6,354,541)

Other income (expense):
Income from cash and investments held in Trust Account	136,229	243,659	550,901	1,829,595
Change in fair value of derivative warrant liabilities	98,500	(197,000)	394,000	(295,500)
Gain from extinguishment of deferred underwriting commissions	—	362,250	—	362,250
Change in fair value of working capital loan - related party	—	—	—	800
Total other income, net	234,729	408,909	944,901	1,897,145

Net loss	$(109,866)	$(3,218,552)	$(1,542,332)	$(4,457,396)

Weighted average shares outstanding, Class A redeemable ordinary shares	1,812,246	2,722,722	2,221,323	5,632,404

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.32)	$(0.16)	$(0.35)

Weighted average shares outstanding, Class B ordinary shares	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.32)	$(0.16)	$(0.35)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	800,000	$80	7,187,500	$719	$1,418,472	$(7,131,079)	$(5,711,808)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(292,159)	—	(292,159)
Net loss	—	—	—	—	—	(2,537,517)	(2,537,517)
Balance – March 31, 2024 (unaudited)	800,000	$80	7,187,500	$719	$1,126,313	$(9,668,596)	$(8,541,484)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(279,284)	—	(279,284)
Net income	—	—	—	—	—	1,105,051	1,105,051
Balance – June 30, 2024 (unaudited)	800,000	$80	7,187,500	$719	$847,029	$(8,563,545)	$(7,715,717)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(214,615)	—	(214,615)
Net loss	—	—	—	—	—	(109,866)	(109,866)
Balance – September 30, 2024 (unaudited)	800,000	$80	7,187,500	$719	$632,414	$(8,673,411)	$(8,040,198)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	800,000	$80	7,187,500	$719	$—	$(11,554,860)	$(11,554,061)
Stock compensation expense	—	—	—	—	1,701,444	—	1,701,444
Shareholder non-redemption agreement	—	—	—	—	2,333,639	—	2,333,639
Contribution from the Sponsor	—	—	—	—	(2,333,639)	—	(2,333,639)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(1,406,202)	—	(1,406,202)
Net loss	—	—	—	—	—	(1,014,827)	(1,014,827)
Balance - March 31, 2023 (unaudited)	800,000	$80	7,187,500	$719	$295,242	$(12,569,687)	$(12,273,646)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(179,734)	—	(179,734)
Net loss	—	—	—	—	—	(224,017)	(224,017)
Balance – June 30, 2023 (unaudited)	800,000	$80	7,187,500	$719	$115,508	$(12,793,704)	$(12,677,397)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	(243,659)	9,700,250	9,456,591
Shareholder non-redemption agreement	—	—	—	—	1,782,000	—	1,782,000
Net loss	—	—	—	—	—	(3,218,552)	(3,218,552)
Balance – September 30, 2023 (unaudited)	800,000	$80	7,187,500	$719	$1,653,849	$(6,312,006)	$(4,657,358)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,542,332)	$(4,457,396)
Adjustment to reconcile net loss to net cash used in operating activities:
Income from cash and investments held in Trust Account	(550,901)	(1,829,595)
Change in fair value of derivative warrant liabilities	(394,000)	295,500
Change in fair value of working capital loans - related party	—	(800)
Stock compensation expense	—	3,483,444
Gain from extinguishment of deferred underwriting commissions	—	(362,250)
Changes in operating assets and liabilities:
Prepaid expenses	(21,250)	(1,645)
Due from related party	(26,165)	—
Accounts payable	307,124	1,723,402
Accrued expenses	1,678,934	550,980
Net cash used in operating activities	(548,590)	(598,360)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(235,157)	—
Cash withdrawn from Trust Account in connection with redemption	19,930,984	273,410,361
Net cash provided by investing activities	19,695,827	273,410,361

Cash Flows from Financing Activities:
Proceeds from issuance of working capital loans to related party	677,500	594,000
Proceeds from advances from related party	72,700	—
Redemption of Ordinary shares	(19,930,984)	(273,410,361)
Net cash used in financing activities	(19,180,784)	(272,816,361)

Net change in cash	(33,547)	(4,360)
Cash - beginning of the period	39,582	21,548
Cash - end of the period	$6,035	$17,188

Supplemental disclosure of noncash financing activities:
Accounts payable and accrued expenses paid by the Sponsor	$16,000	$20,930
Forgiveness of deferred underwriting fee payable allocated to Class A ordinary shares	$—	$9,700,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company, defined below, is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

The Company has one subsidiary, BLUA Merger Sub LLC, (collectively the “Company”) a direct wholly owned subsidiary of the SPAC incorporated in Texas on July 17, 2023. As of and for the year ended September 30, 2024, the subsidiary has had no activity.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its cash and investments held in the trust account from the proceeds of its Initial Public Offering.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

On August 2, 2024, the Company held an Extraordinary General Meeting (the “Fourth Special Meeting”) at which the shareholders voted to extend the time the Company has to consummate an initial business combination from August 2, 2024 up to 4 times by an additional 3 months each month after the August 2, 2024, by resolution of the Board.

In connection with the Fourth Special Meeting, the holders of an aggregate of 1,475,947 Public Shares exercised their right to redeem their shares for an aggregate of $16,629,411 in cash held in the Trust Account.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

In connection with the Fourth Special Meeting, the holders of an aggregate of 1,475,947 Public Shares exercised their right to redeem their shares for an aggregate of $16,629,411 in cash held in the Trust Account.

Liquidity and Going Concern

As of September 30, 2024, the Company had $6,035 in its operating bank account and a working capital deficit of approximately $8.0 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. At various dates during the year ended December 31, 2023, the Company drew down an additional $722,500 under the Sponsor Note agreement. At various dates during the three months ended September 30, 2024, the Company drew down an additional $152,300 under the Sponsor Note agreement. As of September 30, 2024 and December 31, 2023, there was $1,500,000 and $822,500, respectively, outstanding under the Working Capital Loans.

Management has determined that the Company does not have sufficient funds and may need to borrow from its Sponsor to fund the working capital needs of the Company until the consummation of an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2025. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed consolidated or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2024, and since inception are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

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

SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

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

SEPTEMBER 30, 2024

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2024 and December 31, 2023 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 800,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, and as such are considered non-redeemable and presented as permanent equity in the Company’s unaudited condensed consolidated balance sheets. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 91,763 and 1,872,928 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The calculation of diluted net loss per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,850,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, because their exercise is contingent upon future events. As a result, diluted net loss per ordinary share is the same as basic net loss per share ordinary for the three and nine months ended September 30, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net loss per ordinary share:
Numerator:
Allocation of net loss – Basic and diluted	$(22,123)	$(87,743)	$(884,261)	$(2,334,291)	$(364,128)	$(1,178,204)	$(1,958,350)	$(2,499,046)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,812,246	7,187,500	2,722,722	7,187,500	2,221,323	7,187,500	5,632,404	7,187,500
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.32)	$(0.32)	$(0.16)	$(0.16)	$(0.35)	$(0.35)

Recent Accounting Pronouncements

ASU 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”) introduces updates to accounting standards related to the classification and measurement of financial instruments under ASC 320. The update primarily focuses on clarifying guidance for equity securities, debt instruments, and other financial assets, particularly in the areas of fair value measurement and impairment recognition. It aims to improve consistency and comparability in the reporting of financial instruments by refining the criteria for classifying securities and enhancing the methodology for recognizing and measuring impairments. ASU 2024- 01 also mandates additional disclosures to provide greater transparency around the valuation techniques and assumptions used in determining the fair value of financial instruments. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Due from Related Party

As of September 30, 2024, the amount due from related party was $5,235. During the period ended September 30, 2024, the Company paid operating expenses on behalf of the Sponsor with a total value of $26,165 which has been netted against an amount owed to the Sponsor with a total value of $20,930.

Due to Related Party

As of September 30, 2024, the amount due to related party was $88,700, which consists of $72,700 advances by the Sponsor to the Company and $36,930 of expenses paid by the Sponsor on behalf of the Company partially offset against payments made by the Company on behalf of the Sponsor amounting to $20,930.

As of December 31, 2023, the amount due to related party was $20,930, which consists of expenses paid by the Sponsor on behalf of the Company.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

On November 9, 2022, the Company entered into a promissory note agreement (“Sponsor Note”) with the Sponsor, providing the Company the ability to borrow up to $1.5 million. On November 17, 2022, the Company drew down $100,000 under the Sponsor Note agreement. At various dates during the year ended December 31, 2023 the Company drew down an additional $722,500 under the Sponsor Note agreement. During the nine months ended September 30, 2024, the Company drew down an additional $677,500 under the Sponsor Note agreement. As of September 30, 2024 and December 31, 2023, the Company had borrowings of $1,500,000 and $822,500, respectively, under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement pursuant to which, commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for administrative and other related services provided to the Company in the amount of $50,000 per month; provided, however that such amount may be higher or lower depending on actual costs incurred during the month. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company incurred $150,000 and $450,000, respectively, in administrative expenses. For the three and nine months ended September 30, 2023, the Company incurred $150,000 and $450,000, respectively, in administrative expenses. As of September 30, 2024 and December 31, 2023, the Company had a $1,243,200 and $969,000 outstanding balance, respectively, which has been included in accrued expenses on the unaudited condensed consolidated balance sheets.

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than these payments and reimbursements, no compensation of any kind, including finders’ and consulting fees, will be paid by the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the initial Business Combination. For the three and nine months ended September 30, 2024, there was $2,592 and $5,367 incurred for such expenses, respectively, included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, there was $2,465 incurred for such expenses included in general and administrative expenses in the accompanying condensed consolidated statements of operations. There was no outstanding balance in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

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

SEPTEMBER 30, 2024

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

The allocation of the Founder Shares to the advisor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the aggregate fair value of the 350,000 founders shares attributable to the advisor to be $1,701,444 or $4.86 per share. The Founder Shares were granted subject to a performance condition (i.e., the listing on NYSE American). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of March 31, 2023, the performance condition had been met and therefore, $1,701,444 of stock-based compensation expenses has been recognized in the accompanying unaudited condensed consolidated statement of operations as of September 30, 2023.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

Note 6 — Derivative Warrant Liabilities

As of September 30, 2024 and December 31, 2023, the Company had 9,583,333 Public Warrants and 266,667 Private Warrants outstanding.

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

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The warrant has an exercise price of $10.19, subject to adjustments as described herein, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the “Newly Issued Price”, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A ordinary share equal or exceed $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

SEPTEMBER 30, 2024

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2024 and December 31, 2023, there were 891,763 and 2,672,928 shares of Class A ordinary shares outstanding, of which 91,763 and 1,872,928 shares were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed consolidated balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$291,425,100
Less:
Redemption of Class A ordinary shares subject to possible redemption	(273,410,361)
Decrease in Class A ordinary shares subject to possible redemption	(7,635,278)
Plus:
Waiver of Class A shares issuance costs	9,700,250
Class A ordinary shares subject to possible redemption at December 31, 2023	$20,079,711
Less:
Redemption of Class A ordinary shares subject to possible redemption	(3,301,573)
Plus:
Accretion of carrying value to redemption value	292,159
Class A ordinary shares subject to possible redemption at March 31, 2024	$17,070,297
Plus:
Accretion of carrying value to redemption value	279,284
Class A ordinary shares subject to possible redemption at June 30, 2024	$17,349,581
Less:
Redemption of Class A ordinary shares subject to possible redemption	(16,629,411)
Plus:
Accretion of carrying value to redemption value	214,615
Class A ordinary shares subject to possible redemption at September 30, 2024	$934,785

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 891,763 and 2,672,928 shares of Class A ordinary shares outstanding, of which 91,763 and 1,872,928 were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed consolidated balance sheets, respectively, (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 7,187,500 Class B ordinary shares issued and outstanding (see Note 4).

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2024

	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$—

BLUERIVER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

December 31, 2023

	Quoted Prices	Significant Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$383,333	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$10,667	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement at the same time as Public Warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The Public Warrants were still held at Level 2 as of September 30, 2024. There were no other transfers to/from Levels 1, 2, and 3 during the period ended September 30, 2024.

Level 2 instruments include Private Placement Warrants and Public Warrants – related party. The Company uses the same quoted market prices from dealers or brokers, and other similar sources as Public Warrants to determine the fair value of its investments.

There were no Level 3 measurement inputs used at September 30, 2024 and December 31, 2023.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date of the unaudited condensed consolidated financial statements were issued. Based upon this review the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

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

On August 2, 2024, the Company held an extraordinary general meeting of its shareholders. At the Meeting, the Company’s shareholders approved the Extension proposal that extends the date to consummate the Business Combination for up to August 2, 2025 which is 4 times by an additional 3 months each time (Note 10). In connection with such vote, on August 2, 2024, the holders of an aggregate of 1,475,947 Public Shares exercised their right to redeem their shares for an aggregate of $16,629,41 in cash held in the Trust Account. Following such redemptions, approximately $1,033,888 remained in the Trust Account and 91,673 Public Shares remained outstanding.

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

Liquidity and Going Concern

As of September 30, 2024, we had $6,035 in cash and a working capital deficit of approximately $8.0 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined below in Note 4), the loan of approximately $79,000 from the Sponsor under the Note (as defined above in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined above in Note 4). On November 9, 2022, we entered into a promissory note agreement (“Sponsor Note”) with our Sponsor, providing us the ability to borrow up to $1.5 million. On November 17, 2022, we drew down $100,000 under the Sponsor Note agreement. At various dates during the year ended December 31, 2023, the Company drew down an additional $722,500 under the Sponsor Note agreement. At various dates during the period ended September 30, 2024, the Company drew down an additional $677,500 under the Sponsor Note agreement. As of September 30, 2024 and December 31, 2023, there was $1,500,000 and $822,500, respectively, outstanding under Working Capital Loans.

Management has determined that we do not have sufficient funds and may need to borrow from our Sponsor to fund our working capital needs until the consummation of an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, and mandatory liquidation and subsequent dissolution raises substantial doubt about the our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 2, 2025. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date.

Results of Operations

Our entire activity since inception up to September 30, 2024 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2024, we had net loss of approximately $110,000, which consisted of approximately $195,000 in general and administrative expenses and $150,000 in general and administrative expenses to related party, partially offset by approximately $136,000 from investment income on the Trust Account and approximately $99,000 change in fair value of derivative liabilities.

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

For the nine months ended September 30, 2024, we had net loss of approximately $1.5 million, which consisted of approximately $2 million in general and administrative expenses and $450,000 in general and administrative expenses to related party, partially offset by approximately $550,000 from investment income on the Trust Account and approximately $394,000 change in fair value of derivative liabilities.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “warrants”) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants as of September 30, 2024 and December 31, 2023 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

On July 25, 2023, the Company and the Sponsor, entered into a non-redemption agreement (“Non-Redemption Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 200,000 shares of the Company sold in its initial public offering (“Non-Redeemed Shares”) at the special meeting called by the Company (the “Second Special Meeting”) to approve an extension of time for the Company to consummate an initial business combination (the “Second Extension Proposal”) from August 2, 2023 to February 2, 2024 (the “Second Extension”). In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 40,000 shares of the Company held by the Sponsor immediately following consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Second Special Meeting. On August 2, 2023, the Company held the Second Special Meeting at which the shareholders voted to extend the time the Company has to consummate an initial business combination from August 2, 2023 to February 2, 2024. During the Third Special Meeting of its shareholders held on February 2, 2024 and the Fourth Special Meeting of its shareholders held on August 2, 2024, the shareholders voted to extend the time the Company has to consummate an initial business combination from February 2, 2024 to August 2, 2025.

Recent Accounting Pronouncements

ASU 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”) introduces updates to accounting standards related to the classification and measurement of financial instruments under ASC 320. The update primarily focuses on clarifying guidance for equity securities, debt instruments, and other financial assets, particularly in the areas of fair value measurement and impairment recognition. It aims to improve consistency and comparability in the reporting of financial instruments by refining the criteria for classifying securities and enhancing the methodology for recognizing and measuring impairments. ASU 2024- 01 also mandates additional disclosures to provide greater transparency around the valuation techniques and assumptions used in determining the fair value of financial instruments. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fourth Special Meeting

On August 2, 2024, the Company held an Extraordinary General Meeting (the “Fourth Special Meeting”) at which the shareholders voted to extend the time the Company has to consummate an initial business combination from August 2, 2024 up to 4 times by an additional 3 months each month after the August 2, 2024, by resolution of the Board.

In connection with the Fourth Special Meeting, the holders of an aggregate of 1,475,947 Public Shares exercised their right to redeem their shares for an aggregate of $16,629,411 in cash held in the Trust Account.

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

Dated: November 25, 2024	BLUERIVER ACQUISITION CORP.

	By:	/s/ John Gregg
	Name:	John Gregg
	Title:	Co-Chief Executive Officer